Form 10-Q
period 1995-06-30
ASSOCIATED PLANNERS REALTY FUND
filed 1995-08-14
CIK 785791

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

     (Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1995

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to


                Commission file number        0-168056

                     ASSOCIATED PLANNERS REALTY FUND
         (Exact name of registrant as specified in its charter)


                CALIFORNIA                                 95-4036980
          (State or other Jurisdiction of              (I.R.S. Employer
          incorporation or organization)                Identification No.)

                     5933 W. CENTURY BLVD.,  SUITE 900
                     LOS ANGELES, CALIFORNIA  90045
                (Address of principal executive offices)
                               (Zip Code)

                            (310) 670-0800
          (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X         No

                     ASSOCIATED PLANNERS REALTY FUND
                    (A California Limited Partnership)

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Fund (the"Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30, 1995 and 1994, have been made in the following financial statements. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                              BALANCE SHEETS
              June 30, 1995 (Unaudited) and December 31, 1994
                                      June 30,        December 31,
                                       1995              1994
                                    (Unaudited)
ASSETS
RENTAL REAL ESTATE, net of accumulated
 depreciation  (Note 2)              $4,526,324        $5,982,471
CASH AND CASH EQUIVALENT              1,596,325            36,227
CONSTRUCTION IN PROGRESS                819,901            68,411
INVESTMENT-GOVERNMENT SECURITIES ACCOUNT    ---            55,554
OTHER ASSETS                             50,504           112,713
                                     $6,993,054        $6,255,376

LIABILITIES AND PARTNERS' EQUITY
CONSTRUCTION LOAN PAYABLE               672,675             ---
ACCOUNTS PAYABLE                          8,880            24,757
SECURITY DEPOSITS AND PREPAID RENT       30,839            20,103
     TOTAL LIABILITIES                  712,394            44,860
MINORITY INTEREST                       221,087           224,618
COMMITMENTS AND CONTINGENCIES (Note 5)
PARTNERS' EQUITY:
   Limited Partner:
     $1,000 stated value per unit;
     authorized 7,500 units;
     issued - 7,499                   5,699,262         5,653,977
     General Partner:                   360,311           331,921
   TOTAL PARTNERS EQUITY              6,059,573         5,985,898
                                     $6,993,054        $6,255,376

[FN]
              See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A California Limited Partnership)



                          STATEMENTS OF PARTNERS' EQUITY
                          Six Months Ended June 30, 1995
                                  (Unaudited)

                                              Limited    Partners     General
                                   Total       Units     Amount       Partner
BALANCE, December 31, 1994       $5,985,898     7,499   $5,653,977    $331,921

Net income                          223,755       ---      195,365      28,390

Distributions to limited partners  (150,080)      ---     (150,080)     --

BALANCE, June 30, 1995           $6,059,573     7,499   $5,699,262    $360,311

                               Six Months Ended June 30, 1994
                                       (Unaudited)
                                             Limited   Partners       General
                                   Total       Units    Amount        Partner
BALANCE, December 31, 1993       $6,116,709     7,499   $5,819,311    $297,398

Net income                          106,652      ---        89,019      17,633

Distributions to limited partners  (183,725)    ---       (183,725)       ---

BALANCE, June 30, 1994           $6,039,636     7,499   $5,724,605    $315,031

[FN]
              See accompanying notes to financial statements.

                       ASSOCIATED PLANNERS REALTY FUND
                     (A California Limited Partnership)


                             STATEMENTS OF INCOME
              Three and Six Months Ended June 30, 1995 and 1994
                                 (Unaudited)

                          Three Months  Three Months  Six Months  Six Months
                              Ended        Ended        Ended       Ended
                            June 30,     June 30,     June 30,    June 30,
                              1995         1994         1995        1994
                           (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
REVENUES:
   Rental                    $152,753     $190,699     $341,771     $374,891
   Gain on sale of property   116,749          ---      116,749       ---
   Interest                     9,845        1,617       10,625        3,094

                              279,347      192,316      469,145      377,985

COSTS AND EXPENSES:
   Operating                   30,371       30,993       87,168       84,002
   Property taxes              10,927       15,281       24,924       29,930
   Property management fees     6,836        9,552       16,793       18,761
   Unrealized (gain) loss in
   government securities          ---        2,195          (98)       4,666
   General and administrative  26,834       37,181       53,311       57,405
   Depreciation                30,591       35,373       66,823       70,746

                              105,559      130,575      248,921      265,510

LESS MINORITY INTEREST
   IN NET INCOME (LOSS) OF
   JOINT VENTURE                1,502       (3,162)       3,531       (5,823)

NET INCOME                   $175,290      $58,579     $223,755     $106,652

NET INCOME PER
   LIMITED PARTNERSHIP UNIT    $20.67        $6.61       $26.05       $11.87

[FN]
               See accompanying notes to financial statements.

                          ASSOCIATED PLANNERS REALTY FUND
                        (A California Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, 1995 and 1994
                                     (Unaudited)
                                                   Six Months    Six Months
                                                      Ended          Ended
                                                     June 30,      June 30,
                                                      1995           1994
                                                    (Unaudited)    (Unaudited)
Cash flows from operating activities:
    Net income                                       $223,755      $106,652
Adjustment to reconcile net income to
net cash provided by operating activities:
     Depreciation                                      66,823        70,746
     Net proceeds from sale of investment
       in government securities account                55,652         8,596
     Unrealized loss (gain) -
       investment in government securities                (98)        4,666
     Minority interest in net income (loss)            (3,531)       (5,823)
     Gain on sale of property                        (116,749)          ---
Increase (decrease) from changes in:
     Other assets                                      62,209       (12,646)
Accounts payable                                      (15,877)      (47,288)
Security deposits                                      10,736           723
     Net cash provided by operating activities        282,920       125,626
Cash flows used in investing activities:
     Furniture & fixture additions                    (11,746)          ---
     Construction in progress                        (751,490)          ---
     Proceeds from sale of property                 1,517,819           ---
Net cash provided by investing activities             754,583           ---
Cash flows used in financing activities:
     Construction loan proceeds                       672,675           ---
     Distributions to limited partners               (150,080)     (183,725)
Distributions to minority interest                     ---           (1,236)
Net cash used in financing activities                 522,595      (184,961)
Net increase (decrease) in cash and cash equivalent 1,560,098       (59,335)
Cash and cash equivalents at beginning of period       36,227       139,748
Cash and cash equivalents at end of period         $1,596,325       $80,413

[FN]
                 See accompanying notes to financial statements.

                       ASSOCIATED PLANNERS REALTY FUND
                      (A California Limited Partnership)


                      Summary of Accounting Policies


Business
      Associated Planners Realty Fund (the "Partnership"), a California limited partnership, was formed on November 19, 1985 under the Revised Limited Partnership Act of the State of California for the purpose of acquiring and operating real estate.

Basis of Presentation
     The consolidated financial statements do not give effect to any assets that the partners may have outside of their interest in the partnership, nor to any personal obligations, including income taxes, of the partners.

     The consolidated financial statements include the accounts of Associated Planners Realty Fund and all joint ventures in which it has a majority interest.

Rental Real Estate
     Assets are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from five to 35 years for financial reporting purposes and five to 40 years for income tax purposes.

Rental Income
     Rental income is recognized when the amount is due and payable under the terms of a lease agreement.

Investment in Government Securities
     Investment in Government Securities, which represent trading securities, are accounted for in accordance with SFAS No. 115. The difference between historical cost and market value are reported as unrealized gains Securities or losses in the statement of income.

Statements of Cash Flows
     For the purpose of the statements of cash flows, the Partnership considers cash in the bank and all highly liquid investments purchased with original maturities of three months or less, to be cash and cash equivalents.

Reclassification
     Certain amounts in the 1995 financial statements have been reclassified for comparative purposes.

                      ASSOCIATED PLANNERS REALTY FUND
                    (A California Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS
      Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)
                     and Year Ended December 31, 1994



Note 1 - Nature of Partnership Business

     Associated Planners Realty Fund, a California limited partnership (the "Fund"), was formed on November 19, 1985 under the Revised Limited Partnership Act of the State of California for the purpose of acquiring and operating real estate. The Fund did not begin operations until 1986.

     Under the terms of the partnership agreement, the General Partner is entitled to cash distributions and net income allocations varying from 1% for depreciation allocations to 15% of cash and income after the limited partners have received cash distributions equal to their initial cash investment plus a cumulative 8% return. The General Partner is also entitled to cash distributions and net income allocations of 10% from ongoing partnership operations. Further, the General Partner receives acquisition fees for locating and negotiating the purchase of rental real estate and management fees for operating the Partnership.

     The Partnership currently has interests in four rental real estate properties. Two are wholly-owned and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%) (Note 2). The affiliate's interests have been reflected as minority interests.

                      ASSOCIATED PLANNERS REALTY FUND
                    (A California Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS
      Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)
                     and Year Ended December 31, 1994
                                (Continued)



Note 2 - Rental Real Estate

     As of June 30, 1995 and December 31, 1994, the Fund's net real estate investment is as follows:
                              June 30,     December 31,
                                1995           1994

Land                         $2,001,428     $2,644,667

Buildings and Improvements    3,439,174      4,418,832
                              5,440,602      7,063,499

Less Accumulated Depreciation   914,278      1,081,028

Net Real Estate Investment   $4,526,324     $5,982,471


     On May 15, 1995, the Shurgard Mini-Warehouse Facility located at 11315 Meridian South, Puyallup, Washington was sold to Shurgard Storage Centers, Inc. ("the Buyer"). The gross sales price was $1,550,000, although the Partnership received $1,510,976 in net proceeds as a result of the transaction. This net proceeds amount is calculated as the gross sale price of $1,550,000 less $23,486 in excise taxes paid to the State of Washington, less $4,332 in miscellaneous escrow closing costs, less $11,206 in prepaid user rents, net of rent receivable and property taxes, attributable to the Partnership. Net sales proceeds for tax reporting purposes are $1,522,182.

     The amount of consideration received from the sale of the building was arrived at through an arms-length negotiation process with the Buyer. The sale was consummated for all cash without the use of seller provided financing, or other installment sale techniques.

     The Buyer of the property is an affiliate of the original seller of the property that the Partnership acquired the property from in 1987.

                            ASSOCIATED PLANNERS REALTY FUND
                          (A California Limited Partnership)



                            NOTES TO FINANCIAL STATEMENTS
         Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)
                           and Year Ended December 31, 1994
                                     (Continued)


Note 3 - Related Party Transactions

     (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $8,332 for the quarter ended June 30, 1995 and $9,999 for the quarter ended June 30, 1994, and $16,664 for the six months ended June 30, 1995 and $20,414 for the six months ended June 30, 1994.

     (b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $6,000 for the six months ended June 30, 1995 and June 30, 1994 and $3,000 for the three months ended June 30, 1995 and June 30 1994.

     (c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $6,836 for the quarter ended June 30, 1995 and $9,552 for the quarter ended June 30, 1994, $16,793 for the six months ended June 30, 1995 and $18,761 for the six months ended June 30, 1994.


Note 4 - Net Income and Cash Distributions Per Limited Partnership Unit

     The Net Income per Limited Partnership Unit was computed in accordance with the Partnership Agreement on the basis of weighted quarterly average number of outstanding Limited Partnership Units. Cash distributions of $10.00 per unit, paid on February 3, 1995 are reflected for the 7,499 units outstanding at December 31, 1994 and $12.50 per unit, paid on February 9, 1994 are reflected for 7,499 units outstanding at December 31, 1993.

                      ASSOCIATED PLANNERS REALTY FUND
                    (A California Limited Partnership)




                       NOTES TO FINANCIAL STATEMENTS
       Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)
                      and Year Ended December 31,1994
                                (Continued)


Note 5 - Construction in Progress and Construction Loan Payable

     In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the remainder by a one year construction loan from Valliwide Bank of Fresno. The loan bears interest at 2% over the bank's prime rate and the total construction loan commitment is for $1,365,000. The construction loan is interest only with payments via additional draws against this loan. Total construction costs incurred as of June 30, 1995 were $819,901, while borrowings on the construction loan were $672,675. Included in construction costs is $22,278 in construction loan interest that was capitalized.

Note 6 - Subsequent Events

     The Partnership distributed $1,506,960 (ranging from $182.69 to $207.39 per unit) on July 7, 1995 to Limited Partners of record as of June 30, 1995.

     On August 2, 1995, Wherehouse Entertainment, Inc. ("Wherehouse") filed for relieve through Chapter 11 Bankruptcy protection. The Wherehouse is a major tenant of the Shaw Villa Shopping Center in Clovis, California. In the interim, the Partnership expects that Merrill Lynch, which controls over 90% of the Wherehouse, will work diligently to resolve its debt restructuring problems. Nevertheless, the Partnership has elected to take a cautious approach until more reliable information is obtained.

                      ASSOCIATED PLANNERS REALTY FUND
                    (A California Limited Partnership)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Introduction

     Associated Planners Realty Fund (the "Partnership") was organized in November 1985, under the California Revised Limited Partnership Act. The Partnership began offering units for sale on March 28, 1986. As of December 27, 1987, the Partnership had raised $7,499,000 in gross capital contributions. The Partnership netted approximately $6,720,000 after sales commissions and syndication costs.

     The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership intends to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

     The Partnership's principal investment objectives are to invest in rental real estate properties which will:

     (1) Preserve and protect the Partnership's invested capital;

     (2) Provide for cash distributions from operations;

     (3) Provide gains through potential appreciation; and

     (4) Generate Federal income tax deductions so that during the early years of property operations, a portion of cash distributions may be treated as a return of capital for tax purposes and, therefore, may not represent taxable income to the limited partners.

     The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments, including national and local economic conditions, the supply and demand for similar types of properties, competitive marketing conditions, zoning changes, possible casualty losses, and increases in real estate taxes, assessments, and operating expenses, as well as others.

                      ASSOCIATED PLANNERS REALTY FUND
                    (A California Limited Partnership)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

     The Partnership is operated by the General Partner subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by West Coast Realty Advisors, Inc., the General Partner.

Results of Operations

     Operations for the quarter ended June 30, 1995, reflect an entire period of operations for the Partnership's properties. Rental revenue for the three and six months ended June 30, 1995 decreased from that for the three and six months ended June 30, 1994 by $37,946 and $33,120, respectively, due to the continued vacancy of the single tenant Santa Fe Business Park Building.
Costs and expenses related to the properties operation decreased for the three and six months ended June 30, 1995 vs. the three and six months ended June 30, 1994 by $25,016 and $16,589, respectively, primarily due to decreased property taxes, property management fees and depreciation expense attributable to the single tenant Sante Fe Business Park building vacancy and the sale of the Puyallup, Washington mini-warehouse building to Shurgard Storage Centers Inc. in May 1995.

     The Partnership is currently attemting to rent space or sell the single tenant Sante Fe Business Park Building, (179 Calle Magdalena), which has been unoccupied since December 1993. The Partnership is experiencing a net negative $4,000 cash flow per quarter as a result of the vacancy.

     On May 15, 1995, the Shurgard Mini-Warehouse Facility located at 11315 Meridian South, Puyallup, Washington was sold to Shurgard Storage Centers, Inc. ("the Buyer"). The gross sales price was $1,550,000, although the Partnership received $1,510,976 in net proceeds as a result of the transaction. This net proceeds amount is calculated as the gross sale price of $1,550,000 less $23,486 in excise taxes paid to the State of Washington, less $4,332 in miscellaneous escrow closing costs, less $11,206 in prepaid user rents, net of rent receivable and property taxes, attributable to the Partnership. Net sales proceeds for tax reporting purposes are $1,522,182.

     The amount of consideration received from the sale of the building was arrived at through an arms-length negotiation process with the Buyer. The sale was consummated for all cash without the use of seller provided financing, or other installment sale techniques.

     The Buyer of the property is an affiliate of the original seller of the property that the Partnership acquired the property from in 1987.

                           ASSOCIATED PLANNERS REALTY FUND
                          (A California Limited Partnership)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

Liquidity and Capital Resources

     During the three months ended June 30, 1995, cash increased by approximately $1,490,900. This increase was due primarily to proceeds received from the sale of the Puyallup, Washington mini-warehouse building to Shurgard Storage Centers Inc. in May 1995. During the quarter ended June
30, 1995, the Partnership had a net income of $175,290, or $20.67 per limited partnership unit, after depreciation expense of $30,591.

     In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the reminder by a one year construction loan from Valliwide Bank of Fresno. The loan bears interest at 2% over the bank's prime rate and the total construction loan commitment is for $1,365,000. The construction loan is interest only with payments via additional draws against this loan. Total construction costs incurred as of June 30, 1995 were $819,901, while borrowings on the construction loan were $672,675. Included in total construction costs is $22,278 capitalized interest.

     Construction at the shopping center is expected to be completed in two phases. First, 4,000 square feet of additional space will be erected on the new parcel, contiguous to an existing building at Shaw Villa. Construction is expected to be completed June 1, 1995. The Wherehouse will then be moved into this space. The current space occupied by the Wherehouse will then be remodeled and expanded by approximately 3,800 more square feet, for a total of 8,200 square feet. This construction is expected to be completed by September 1, 1995. The Wherehouse will then be relocated to the remodeled space, and the Partnership will attempt to lease the new 4,000 square foot space.

     This additional work is expected to enhance the value of the parcel and operating cash flows in the long run. The construction loan is expected to be replaced by permanent financing in December 1995. The Partnership has already received a commitment from a major insurance company to replace the construction loan with a twenty year loan.

     The Partnership's cash reserve is invested primarily in a liquid money market mutual fund, earning interest at market rates, and a managed Government Securities account. The money market fund is invested to provide stability and safety of principal, competitive interest rates, and quick availability of funds, in that order of importance.

                      ASSOCIATED PLANNERS REALTY FUND
                    (A California Limited Partnership)


                                 PART  II


                    O T H E R    I N F O R M A T I O N



ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a) Information required under this section has been included in the financial statements.

         (b) Reports on Form 8-K
             Report dated May 15, 1995: pertains to Item 2. Disposition of
             Assets

                      ASSOCIATED PLANNERS REALTY FUND
                    (A California Limited Partnership)



                            S I G N A T U R E S



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     ASSOCIATED PLANNERS REALTY FUND
                     A California Limited Partnership
                               (Registrant)





                              By:  WEST COAST REALTY ADVISORS, INC.
                                     A California Corporation,
                                           General Partner


August 11, 1995
Date                                     William T. Haas
                                         William T. Haas
                        Director and Executive Vice President / Secretary





August 11, 1995
Date                                    Michael G. Clark
                                        Michael G. Clark
                                  Vice President / Treasurer