Form 10-K/A
period 1994-12-31
ASSOCIATED PLANNERS REALTY FUND
filed 1995-10-02
CIK 785791

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                       ___________________


                           FORM 10-K/A


     AMENDMENT TO GENERAL FORM FOR REGISTRATION OF SECURITIES
                 Filed pursuant to Section 12(g)
               THE SECURITIES EXCHANGE ACT OF 1934


                 ASSOCIATED PLANNERS REALTY FUND
      (Exact name of registrant as specified in its charter)

                         AMENDMENT NO. 1

                         File No. 0-16805
The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its General Form for Registration of Securities on Form 10-K as set forth in the pages attached hereto:

Item 2 (Properties) Item 5 (Market for the Registrant's Common Equity and Related Stockholder Matters), Item 6 (Selected Financial Data), Item 7 (Management Discussion and Analysis), Item 8 (Financial Statements and Supplementary Data)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                Associated Planners Realty Fund
                         (Registrant)

Date:


By:          West Coast Realty Advisors, Inc. (Advisor)

By:
             Michael G. Clark, Vice President/Treasurer

                             PART  I

ITEM 2.   PROPERTIES

     The properties acquired by the Partnership are described below:


SANTA FE BUSINESS PARK (Two Properties)

     On December 31, 1986, the Partnership purchased two out of six office buildings ("Building 3" and "Building 5"), located in a complex known as Santa Fe Business Park (the "Park"). The Park is located in Encinitas, California, near the intersection of Encinitas Boulevard and Interstate 5. The buildings were acquired in a joint venture with Prado Land Company (Prado), a California General Partnership, which is an affiliate of the General Partner. The Partnership has an 81.2% interest in the buildings and related profits and losses, and Prado has an 18.8% interest.

     The Park was completed in 1982, and is situated on 163,765 square feet of land. The buildings are two-story, constructed with steel and wood frames, with exterior walls of concrete and wood. There is extensive use of windows in the modern design, and Building 5 is operated as an executive suite with on-site management and several desirable shared amenities, such as conference rooms, showers, secretarial services, and wet bars. Ample parking is available around both buildings.

     Building 3 contains one office suite of 6,944 square feet. As of December 31, 1994, the building was vacant. Building 5 contains 6,944 rental square feet, and its offices range in size from 90 to 350 square feet. As of December 31, 1994, the occupancy rate was 80%, and the average monthly rent per occupied square foot was approximately $2.07. No one tenant occupied 10% or of the rental square footage for Building 5 thru December 31, 1994.

     The building and improvements are depreciated over 5 to 19 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax bases for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the General Partner.

     The attractive ocean-front community of Encinitas has instituted a building moratorium which has limited the supply of rental office space in the area. The existence of a major highway (Interstate 5) near the office park makes it a desirable and accessible location for tenants. As the Partnership owns two of six buildings that make up Santa Fe Business Park, it is subject to competition from the other four buildings in the complex.

SHAW VILLA SHOPPING CENTER

     On January 23, 1987, the Partnership purchased the Shaw Villa Shopping Center (the "Center"), a 12,678 net leasable square foot shopping center located in Clovis, California.

     The Center was completed in 1978, and is situated on 69,260 square feet of land. The Center consists of two buildings of 8,250 and 4,428 square feet each. Wherehouse Entertainment, Inc. (a nationally known audio/video store) occupies the entire smaller building under a lease that expired January 1994, and currently pays $3,540 per month in rent ($0.80 per square foot plus a percentage of rent based on taxable sales) on a month to month lease. No other tenant besides Wherehouse Entertainment, Inc., occupies 10% or more of the rental square footage of the Shaw Villa Shopping Center. Stores range in size from 1,000 to 3,000 square feet in the larger building. There are seventy parking spaces available within the Center.

     At December 31, 1994, the Center was 76% occupied. The average monthly rent per occupied square foot was approximately $.76.

     The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax bases for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by WCRM.

     In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was paid for using $23,602 in cash, and the remainder financed by a one year construction loan provided by Valliwide Bank of Fresno. The loan carries an interest rate of 2% over the bank's prime rate, with the total loan commitment equaling $1,365,000. The loan is interest only with payments being made via additional draws against the loan. There was no outstanding loan balance at December 31, 1994.

     Construction at the shopping center is expected to be completed in two phases. First, 4,000 square feet of additional space will be erected on the new parcel, contiguous to an existing building at Shaw Villa. Construction is expected to be completed June 1, 1995. The Wherehouse will then be moved into this space. The current space occupied by the Wherehouse will then be remodeled and expanded by approximately 3,800 more square feet, for a total of 8,200 square feet. This construction is expected to be completed by September 1, 1995. The Wherehouse will than be relocated to the remodeled space, and the Partnership will attempt to lease the new 4,000 square foot space.

     This additional work is expected to enhance the value of the parcel and operating cash flows in the long run. The construction loan is expected to be replaced by permanent financing in December 1995. The Partnership has already received a commitment from a major insurance company to replace the construction loan with a twenty year loan. The material terms of this commitment include are: 1) Amount of the loan: $1,500,000, 2) Term: 10 years with 20 year amortization, 3) Interest Rate: 9.625%, or the rate equal to the weekly average of the five-year Treasury Note yield for the seventh week prior to loan closing, plus 250 basis points, and 4) Payments: $14,105 per month, if the interest rate is 9.625%.

     This Center is dependent upon the vitality of the consumer market in the general area. There are several other small shopping centers in the area, similar to the one owned by the Partnership. There is, however, a large enough customer base for the retail and service business in the general area. Although all areas of California have been affected by the economic slowdown, layoffs, plant closings and military cutbacks, these economic factors are not expected to significantly impact the occupancy of the shopping center.


PACIFIC BELL BUILDING, SIMI FREEWAY COMMERCE CENTER

     On November 12, 1987, the Partnership purchased the Pacific Bell Building located in the Simi Freeway Commerce Center in Simi Valley, California.

     The building's construction was completed in 1986, though the sole tenant, Pacific Bell, did not occupy the building until August 1987. The building provides 26,154 rentable square feet and is centrally located on the property's 2.06 acres of land.

     The current average monthly rent per occupied square foot is approximately $.72. In addition, the lease contains provisions for the monthly rent to be adjusted one time during the five year lease extension in the thirtieth month not to exceed 8.5% of the Consumer Price Index. The lease extension expires on September 15, 1997. The lease is a "triple net" lease, requiring Pacific Bell to pay insurance, taxes, maintenance, and all other operating costs.

     The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax bases for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by WCRM.

     Pacific Bell owns a contiguous parcel next to the Partnership's property, and has built another facility there in order to handle the demands of expansion brought on by population growth in eastern Ventura County.

SHURGARD MINIWAREHOUSE

     On May 9, 1988, the Partnership purchased the Shurgard Miniwarehouse located in Puyallup, Washington.

     The building's construction was completed in 1978. The property is located on 2.76 acres of land, and has 485 storage spaces providing 44,040 square feet of rentable area. Overall rent per occupied square foot currently averages approximately $.34 per month. Month-to-month occupancy averages 85%. No one tenant occupies 10% or more of the rental square footage of the property. The property contains four separate single story storage buildings and a small building in the front which serves as the office and living quarters for the on-site manager. A network of asphalt driveways connects the storage buildings. There is ample parking available, the open area in the front is landscaped with grass, trees, and shrubs, and a computerized gate provides security access to the storage buildings. The General Partner engaged Shurgard Capital Management Corporation to manage this property.

     The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax bases for the property are the same. In the opinion of the General Partner, the property is adequately insured.

     The miniwarehouse facility is favorably situated in one of the more rapidly growing areas in the Pacific Northwest, the Tacoma-Seattle, Washington metropolitan region. Pierce County relies on a diversity of economic activity (e.g., natural resources, well-established military facilities, electronics, and international shipping) to sustain its steady growth and stability.

     The miniwarehouse facility has convenient access to a major highway (Interstate 5). With considerable commercial development in the area and desirability and affordability of residential housing in the area, the miniwarehouse is well-situated to compete on a profitable basis with other ministorage facilities.

SELECTED FINANCIAL DATA FOR PROPERTY OPERATIONS

     The selected property financial data for the Partnership's properties should be read in conjunction with the financial statements and related notes and Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report. This statement is not covered by the accountants' opinion included elsewhere in this report.

                                                1994        1993       1992
Operations for the years ended December 31:
  Property Revenues                            $749,824   $855,622   $845,164
  Income from Property Operations *             323,548    413,101    363,725
  Property Net Income per Limited Partner Unit ** 37.13      47.85      41.89

[FN]

* Determined using revenue and expenses directly related to the properties. Expense items excluded in arriving at this amount included General and Administrative expenses ($108,025 in 1994 and $116,030 in 1993) and Interest Expense that pertains to loans from the General Partner ($2,369 in 1994 and $5,616 in 1993). The data is presented in this manner in order to present the actual operating results of the Partnership's real estate property operations.

** Property Net Income per Limited Partner Unit was based on the Limited Partners' share of income and the weighted quarterly average number of Shares outstanding.

KEY DATA ON REAL ESTATE OPERATIONS

     As of December 31, 1994, the combined occupancy rate of all the Partnership's properties, excluding the miniwarehouse storage facility, was 80%. In the opinion of the General Partner, all properties are adequately covered by insurance.

     Noted below are some key data pertaining to the operations of improved property that is operated by the Partnership:

Occupancy Rate as a Percentage of Square Feet:

            Santa Fe Business Park:
            Building #3           Building #5
1994           0%                    80%
1993           0%                    62%
1992         100%                    84%
1991         100%                    73%
1990         100%                    55%

             Shaw Villa Shopping Center:

1994         76%
1993         92%
1992        100%
1991         76%
1990         89%

             Pacific Bell Building:

1994         100%
1993         100%
1992         100%
1991         100%
1990         100%

             Shurgard Mini-warehouse:

1994         85%
1993         80%
1992         80%
1991         75%
1990         84%

Tenants occupying 10% or more of the rental square footage:

Santa Fe Business Park:

No tenant occupies 10% or more of the rental square footage.

Shaw Villa Shopping Center:

The Wherehouse: 40.1% of rental square footage; $98,400 rent per year; lease expires on October 31, 2010; Renewal options: Lessee has 2 options to renew lease for 5 additional years.

BJ's Kountry Kitchen: 14.67% or rental square footage; $36,000 rent per year; lease expires on December 31, 2000; Renewal options: Lessee has 3 options to renew lease for 5 additional years.

Pacific Bell Building:

Pacific Bell: 100% of rental square footage; $313,848 rent per year; lease expires on September 15, 1997; Renewal options: No renewal option.

Shurgard Miniwarehouse

No tenant occupies 10% or more of the rental square footage.

     The total acquisition cost to the Partnership of each property and the dates of acquisition were as follows:


         Description                  Acquisition Cost    Acquisition Dates

Santa Fe Business Park (Building 3)    $  699,973            12/31/86
Santa Fe Business Park (Building 5)       825,281            12/31/86
Shaw Villa Shopping Center              1,208,990            01/23/87
Pacific Bell Building                   2,620,217            11/12/87
Shurgard Miniwarehouse                  1,603,144            05/09/88

                             PART  II


ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     At December 31, 1994, there were 7,499 limited partnership units outstanding and 705 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop. There are no units available for sale at December 31, 1994.

     Distributions totaling $348,703, $356,203, and $299,960, in 1994, 1993, and 1992 were made to unit holders of record at the end of the calendar quarters indicated below. These distributions constituted a return of capital of $103,851, $53516, and $36,874 in 1994, 1993 and 1992,
respectively. In addition, $74,990 in distributions were paid to unit holders subsequent to the year-end in February 1995. The distribution amounts for 1994 and 1993 are summarized below.


Record Date      Date Paid      Per Unit    Units Outstanding    Total Paid

12/31/92          02/12/93       $10.00          7,499            $74,990
03/31/93          05/03/93        12.50          7,499             93,737
06/30/93          08/06/93        12.50          7,499             93,738
09/30/93          11/05/93        12.50          7,499             93,737
12/31/93          02/09/94        10.00          7,499             74,990
03/31/94          05/05/94        12.00          7,499             89,988
06/30/94          08/02/94        12.00          7,499             89,988
09/30/94          11/03/94        12.50          7,499             93,737

     Distributions are made based on income from operations, before depreciation and amortization, available as a result of the previous quarter's operations.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with the financial statements and related notes and Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report. This statement is not covered by the accountants' opinion included elsewhere in this report.

                                              1994       1993       1992        1991       1990
Operations for the years ended December 31:
 Revenues                                   $754,950   $861,238   $848,087   $798,919    $833,848
 Net Income                                  217,892    302,687    263,087    248,498     307,034
 Net Income per Limited Partner Unit *         24.45      34.60      29.81      27.94       35.01
 Distributions per Limited Partner Unit *      46.50      47.50      40.00      49.00       62.63

Financial position at December 31:
 Total Assets                              6,255,376  6,459,247  6,491,943  6,527,404   6,637,026
 Partners' Equity                          5,985,898  6,116,709  6,170,224  6,207,098   6,326,051

[FN]
*Net income and distributions per limited partner unit were based on the weighted quarterly average number of outstanding units.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership began offering for sale limited partnership units on March 28, 1986. On July 16, 1986, the Partnership reached its minimum offering level of $1,200,000, and funds were released from an escrow account to the Partnership. The Partnership sold units throughout the remainder of the year, and raised $3,397,000 in gross proceeds or $3,025,961 net of syndication costs and sales commissions as of December 31, 1986. During 1986, the Partnership purchased two properties for $1,525,254 cash. During 1987, the Partnership purchased two additional properties for $3,829,207 cash. The Partnership filed Post-Effective Amendment No. 1 to the Form S-18 used to register the Partnership. This filing was done to extend the period that units could be offered for sale by registrant to March 28, 1988. On December 30, 1987, the sale of units ended with $7,499,000 raised or $6,725,211 net of syndication costs and sales commissions. During 1988, the Partnership acquired its last and final property for $1,603,144 cash. As of December 31, 1988, the Partnership completed its property acquisition phase.

     During the year ended December 31, 1994, the Partnership made distributions to the limited partners totaling $348,703 of which $103,851 constituted a return of capital. On February 3, 1995, the Partnership made a distribution to limited partners totaling $74,990. Distributions are determined by management based on cash flow and the liquidity position of the Partnership. It is the intention of management to make quarterly distributions of cash, subject to the maintenance of reasonable reserves.

     In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was paid for using $23,602 in cash, and the remainder financed by a one year construction loan provided by Valliwide Bank of Fresno. The loan carries an interest rate of 2% over the bank's prime rate, with the total loan commitment equaling $1,365,000. The loan is interest only with payments being made via additional draws against the loan. There was no outstanding loan balance at December 31, 1994.

     During the year, $307,180 in cash was provided by operating activities. This resulted primarily from net cash basis income of $359,385 from operations (net income plus depreciation expense) less the $55,030 increase in other assets (primarily resulting from deposits paid in connection with the construction at Shaw Villa Shopping Center), less a $38,002 decrease in related party accounts payable (from the repayment of an advance from an affiliate) less a $19,528 decrease in security deposits and prepaid rents (due to a tenant prepaying January 1994 but not January 1995 rent). These deductions were offset by $71,892 in cash generated from the sale of government securities. Cash used in investing activities amounted to $60,762 in connection with the construction in progress at the Shaw Villa Shopping Center. Cash used in financing activities amounted to $349,703 due primarily to the distribution to the limited partners during the year.

     Management uses cash as its primary measure of a partnership's liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership, in the short-term and long-term, depends on several factors. Among them are:

     1.   Relative risk of the partnership;

     2.   Condition of the partnership's properties;

     3. Stage in the partnership's life cycle (e.g., money-raising, acquisition, operating or disposition phase); and

     4.   Distributions to partners.

     The Partnership believes it has the ability to generate sufficient cash to meet both short-term and long-term liquidity needs, based upon the above four points. The first point refers to the risk of Partnership investments. The Partnership's investments in properties were paid for in cash and precludes the risk of debt service. Although a major tenant representing 12% of 1993 rental revenues vacated Santa Fe Business Park's Building 3 in December 1993, the Partnership believes that its cash reserves are sufficient to meet liquidity needs and to pay the relatively nominal operating costs of owning this building. The second point relates to the condition of the Partnership's properties. All Partnership properties are in good condition. There is no foreseeable need to increase reserves to fund deferred or unusual maintenance and repair expenditures. The third point relates to life cycle. The Partnership completed its funding and acquisition of property in previous
years.  Thus, the Partnership is in the property operating stage.   As part of
these operating activities, the partnership was involved in purchasing and developing the aforementioned parcel in Clovis in 1994. This activity is expected to enhance rental revenues and increase the value of the Shaw Villa Shopping Center. The Partnership believes that cash flows provided by operating activities will continue. The fourth point relates to partner distributions. The Partnership makes quarterly distributions from operations. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements. Adding to the liquidity is that at least one quarter's cash profits are reflected on the Partnership's balance sheet at each quarter end, since the Partnership makes distributions to the partners one month after quarter end. In the absence of any unforeseeable catastrophic event, the General Partner believes that the Partnership will have the ability to meet its cash requirements in the short-term and long-term.

     During the year ended December 31, 1994, the General Partner earned partnership management fees of $38,745, representing 10% of the total distribution (including management fees) of $387,448 to the General Partner and Limited Partners. Subsequent to year-end, the General Partner received a partnership management fee of $8,332, representing 10% of a total distribution of $83,322. Partnership management fees were paid and calculated in accordance with the partnership agreement.

     As of December 31, 1993, the property located at 179 Calle Magadalena was vacated by its sole tenant. The property is not impaired and initially management was attempting to lease the property to single floor tenants, although this attempt was not successful. After management discussed the leasing opportunities for the property, the General Partner decided to switch brokerage firms and lease the property to multi-tenant users. This new plan to lease the property is successful and as of September 30, 1995, the property is 50% leased. The lost rental revenue per year is approximately $50,000 net of operating expenses of $33,000.

     The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

     The slowdown in the economy, inflation and changing prices have had a nominal effect on the Partnership's revenues and income from continuing operations. During the eight years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several lease clauses with its properties' tenants that will help alleviate much of the negative impact of inflation. Among these are:

     A. Several month-to-month leases at the Santa Fe Business Park that would allow the Partnership to raise rents on a monthly basis.

     B. Triple net leases at the Shaw Villa Shopping Center and Pacific Bell Building which give the Partnership an ability to pass on higher operating costs to its tenants.

RESULTS OF OPERATIONS - 1994 VS. 1993

      Operations for the years ended December 31, 1994 and 1993 reflect full years of rental activities for the Partnership's properties. Net Income decreased 28% ($84,795) as a result of a 12% ($105,798) decrease in rental revenues. This decrease in rental revenue was primarily the result of lower occupancy at the 187 Calle Magdalena Office Suite Building and zero occupancy at the 179 Calle Magdalena Building.

     The Partnership's net income was reduced as the result of a $2,757 unrealized net loss on a $58,311 (cost basis) investment in short-term government securities.

     The Partnership generated $362,142 in income from operations before depreciation expense of $141,493 and unrealized loss on government securities of $2,757, compared to $454,331 in income from operation for 1993 before depreciation expense of $144,075. Distributions to limited partners were only slightly impacted--dropping from $356,202 in 1993 to $348,703 in 1994. Distributions did not decrease more due to the payout of prior years' undistributed income that had been held in reserves. Operating expenses increased $5,013 (1.7%) and general and administrative expenses decreased $8,005 (6.9%) from 1993 to 1994, which is considered immaterial for comparison purposes.

     The statement of cash flows reflects proceeds from the sales (purchases) of government securities for 1994 and 1993. These amounts pertain to gross sales or (purchases) of government securities for the periods being reported.

     The General Partner believes that the Partnership will continue to incur operating and general and administrative expenses consistent with the prior years since occupancy has not fluctuated significantly from 1993 to 1994. Additionally, the properties are in good condition and significant repairs and maintenance or other capital improvements are not necessary at this time.

     Net income per limited partner unit decreased from $34.60 in 1993 to $24.45 in 1994.

RESULTS OF OPERATIONS - 1993 VS. 1992

     Operations for years ended December 31, 1993 and 1992 reflect full years of rental activities for the Partnership's properties. Net income increased 15.1% ($39,601) as a result of an 11.1% ($36,232) decrease in operating expenses in particular and a 4.6% decrease in total expenses. Cash from operations increased $80,474 as a result of higher overall revenues and lower overall expenses. The average occupancy for the Santa Fe and Clovis properties decreased from 84% in 1992 to 60% in 1993. However, during 1993 rental income increased $10,458 (1.2%) due increased occupancy in other Partnership properties and due to a tenant who vacated the Santa Fe property during December 1992 was obligated to make rent payment through the end of the lease, which expired inDecember 1993.

     The Partnership generated $454,331 in income from operations before depreciation expense of $144,075 in 1993 compared to $417,416 in income from operations for 1992 before depreciation expense of $147,023. This 1993 income resulted from $5,616 interest income on money market investments, $564,745 in rental income, net of operating expenses of $290,877 and $116,030 in administrative expenses. Operating expenses decreased $36,232 primarily as a result of lower overall repairs and maintenance expenses, while general and administrative expenses increased $12,468 as a result of increased General Partner management fees, higher accounting fees and general business insurance.

     The net income per limited partner unit was $34.60 in 1993 vs. $29.81 in 1992.

                       S I G N A T U R E S



     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ASSOCIATED PLANNERS REALTY FUND
                              A California Limited Partnership
                                        (Registrant)


                         By:  WEST COAST REALTY ADVISORS, INC.
                                      (General Partner)




                                   W. THOMAS MAUDLIN JR.
                                  (Director and President)




                                      WILLIAM T. HAAS
                      (Director and Executive Vice President / Secretary)



                                       MICHAEL G. CLARK
                                   (Vice President / Treasurer)





Date: