Form 10-Q/A
period 1995-03-31
ASSOCIATED PLANNERS REALTY FUND
filed 1995-10-02
CIK 785791

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                       ___________________


                           FORM 10-Q/A


     AMENDMENT TO GENERAL FORM FOR REGISTRATION OF SECURITIES
                 Filed pursuant to Section 12(g)
               THE SECURITIES EXCHANGE ACT OF 1934


                 ASSOCIATED PLANNERS REALTY FUND
      (Exact name of registrant as specified in its charter)

                         AMENDMENT NO. 1

                         File No. 0-16805
The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its General Form for Registration of Securities on Form 10-Q as set forth in the pages attached hereto:

            10-Q for the Quarter ending March 31, 1995

                           Item 1 and 2

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                 ASSOCIATED PLANNERS REALTY FUND
                              (Registrant)

Date:

By:    West Coast Realty Advisors, Inc. (General Partner)

By:
       Michael G. Clark, Vice President/Treasurer

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three months ended March 31, 1995 and 1994, have been made in the following financial statements. All adjustments made are of a normal, recurring nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)
                          BALANCE SHEETS
         March 31, 1995 (Unaudited) and December 31, 1994

                                               March 31,    December 31,
                                                 1995            1994
                                              (Unaudited)
ASSETS
RENTAL REAL ESTATE, net of accumulated
depreciation  (Note 1 and 2)                   $5,961,189     $5,982,471
CASH                                              105,424         36,227
CONSTRUCTION IN PROGRESS                          509,598         68,411
INVESTMENT-GOVERNMENT SECURITIES ACCOUNT              ---         55,554
OTHER ASSETS                                       58,051        112,713
                                               $6,634,262     $6,255,376
LIABILITIES AND PARTNERS' EQUITY
CONSTRUCTION LOAN PAYABLE                        $360,875           ---
ACCOUNTS PAYABLE                                   55,206         24,757
SECURITY DEPOSITS AND PREPAID RENT                 36,221         20,103
     TOTAL LIABILITIES                            452,302         44,860
MINORITY INTEREST (Note 1)                        222,588        224,618
COMMITMENTS (Note 5)
PARTNERS' EQUITY:
   Limited Partner:
     $1,000 stated value per unit;
     authorized 7,500 units;
     issued - 7,499                             5,619,343      5,653,977
   General Partner:                               340,029        331,921
     TOTAL PARTNERS EQUITY                      5,959,372      5,985,898
                                               $6,634,262     $6,255,376

[FN]
         See accompanying notes to financial statements.

                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY
                Three Months Ended March 31, 1995
                           (Unaudited)

                                             Limited  Partners       General
                                   Total       Units    Amount       Partner
BALANCE, December 31, 1994       $5,985,898    7,499  $5,653,977    $331,921

Net income                           48,464      ---      40,356       8,108

Distributions to limited partners  (74,990)      ---    (74,990)        ---

BALANCE, March 31, 1995          $5,959,372    7,499  $5,619,343    $340,029


                Three Months Ended March 31, 1994
                           (Unaudited)

                                            Limited  Partners        General
                                  Total      Units    Amount         Partner
BALANCE, December 31, 1993      $6,116,709   7,499   $5,819,311     $297,398

Net income                          48,072     ---       40,082        7,990

Distributions to limited partners (93,738)     ---     (93,738)          ---

BALANCE, March 31, 1994         $6,071,043   7,499   $5,765,655     $305,388

[FN]
         See accompanying notes to financial statements.

                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)

                         STATEMENTS OF INCOME
              Three Months Ended March 31, 1995 and 1994
                              (Unaudited)

                                        Three Months Three Months
                                            Ended       Ended
                                         March 31,    March 31,
                                           1995          1994
                                         (Unaudited)  (Unaudited)
REVENUES (Note 2)
   Rental                                   $189,017     $184,192
   Interest                                      878        1,730

                                             189,895      185,922

COSTS AND EXPENSES (Note 3)
   Operating                                  47,162       43,002
   Property taxes                             13,996       14,658
   Property management fees                   10,457        9,209
   Unrealized loss in
   government securities                         ---        2,724
   General and administrative                 31,555       30,223
   Depreciation                               36,231       35,373

                                             139,401      135,189

LESS MINORITY INTEREST
   IN NET INCOME (LOSS) OF
   JOINT VENTURE (Note 1)                    (2,030)        2,661

NET INCOME                                   $48,464      $48,072
NET INCOME PER
   LIMITED PARTNERSHIP UNIT (Note 4)           $5.38        $5.35

[FN]

            See accompanying notes to financial statements.

                    ASSOCIATED PLANNERS REALTY FUND
                  (A California Limited Partnership)

                     STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 1995 and 1994
                           (Unaudited)
                                                  Three Months  Three Months
                                                      Ended          Ended
                                                     March 31,      March 31,
                                                       1995           1994
                                                   (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net income                                         $48,464        $48,072
   Adjustment to reconcile net income to
      net cash provided by operating activities:
     Depreciation                                      36,231         35,373
     Proceeds from sale of investment
      in government securities account                 54,099            ---
     Unrealized loss -
      investment in government securities                 ---          1,391
     Minority interest in net income (loss)           (2,030)        (2,661)
   Increase (decrease) from changes in:
     Other assets                                      53,784       (16,395)
     Accounts payable                                  28,420       (14,156)
     Security deposits                                 16,118        (2,432)
   Net cash provided by operating activities          235,086         49,192

Cash flows used in investing activities:
     Furniture and fixture additions                 (10,587)            ---
     Construction in progress                       (441,187)            ---
   Net cash provided by investing activities        (451,774)            ---

Cash flows (used in) provided by financing activities:
   Construction loan proceeds                         360,875            ---
   Distributions to limited partners                 (74,990)       (93,738)
   Distributions to minority interest                     ---        (1,236)
   Net cash used in financing activities              285,885       (94,974)

Net increase (decrease) in cash & cash equivalents     69,197       (45,782)

Cash and cash equivalents at beginning of period       36,227        139,748

Cash and cash equivalents at end of period           $105,424        $93,966

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

Basis of       The consolidated financial statements do not give effect to any
Presentation   assets that the partners may have outside of their interest in the partnership, nor to any personal obligations, including income taxes, of the partners.

               The consolidated financial statements include the accounts of Associated Planners Realty Fund and all joint ventures in which it has a majority interest. All adjustments necessary for the fair presentation of the financial statements has been recorded and are of normal recurring entries in nature.

Rental Real    Assets are stated at cost.  Depreciation is computed using
Estate         the straight-line method over estimated useful lives ranging from five to 35 years for financial reporting purposes and five to 40 years for income tax purposes.

Rental Income  Rental income is recognized when the amount is due and payable under the terms of a lease agreement.

Investment in  Investment in Government Securities, which represent trading
Government     securities, are accounted for in accordance with SFAS No. 115.
Securities     The difference between historical cost and market value are reported as unrealized gains or losses in the statement of income.

Statements of  For the purpose of the statements of cash flows, the
Cash Flows     Partnership considers cash in the bank and all highly liquid investments purchased with original maturities of three months or less, to be cash and cash equivalents.

Reclass-       Certain amounts in the 1995 financial statements have been
ification      reclassified for comparative purposes.

                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS
     Three Months Ended March 31, 1995 and 1994 (Unaudited)
                 and Year Ended December 31, 1994

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

     The Partnership currently has interests in five rental real estate properties. Three are wholly-owned and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%) (Note 2). The affiliate's interests have been reflected as minority interests.


Note 2 - Rental Real Estate

     As of March 31, 1995 and December 31, 1994, the Fund's net real estate investment is as follows:

                                       March 31,   December 31,
                                          1995           1994

Land                                   $2,644,667     $2,644,667

Buildings and Improvements              4,433,781      4,418,832

                                        7,078,448      7,063,499

Less Accumulated Depreciation           1,117,259      1,081,028

Net Real Estate Investment             $5,961,189     $5,982,471

                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS
      Three Months Ended March 31, 1995 and 1994 (Unaudited)
                 and Year Ended December 31, 1994
                           (Continued)

Note 3 - Related Party Transactions

     (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $8,332 for the quarter ended
March 31, 1995 and $10,415 for the quarter ended March 31, 1994.

     (b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended March 31 1995, and March 31, 1994.

     (c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $10,457 for the quarter ended March 31, 1995, and $9,029 for the quarter ended March 31, 1994.


Note 4 - Net Income and Cash Distributions Per Limited Partnership Unit

     The Net Income per Limited Partnership Unit was computed in accordance with the Partnership Agreement on the basis of weighted quarterly average number of outstanding Limited Partnership Units. Cash distributions of $12.50 per unit, paid on February 9, 1994 are reflected for the 7,499 units outstanding at December 31, 1993 and $10.00 per unit, paid on February 3, 1995 are reflected for the 7,499 units outstanding at December 31, 1994.

                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)


                  NOTES TO FINANCIAL STATEMENTS
      Three Months Ended March 31, 1995 and 1994 (unaudited)
                 and Year Ended December 31, 1994
                           (Continued)

Note 5 - Construction in Progress and Construction Loan Payable

     In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the remainder by a one year construction loan from Valliwide Bank of Fresno. The loan bears interest at 2% over the bank's prime rate. The total construction loan commitment is for $1,365,000. The construction loan amortization is interest only with payments via additional draws against this loan. Total construction costs incurred as of March 31, 1995 were $509,598, while borrowings on the construction loan were $360,875. Included in construction costs is $7,862 in construction loan interest that was capitalized.


Note 6 - Subsequent Events

     On March 30, 1995, the Partnership entered into an agreement to sell the Puyallup, Washington mini-warehouse building to Shurgard Storage Centers Inc. (a publicly held Delaware corporation traded on NASDAQ). The price is $1,550,000, with the Partnership's (seller's) closing costs expected to total $3,000. The expected closing date of the transaction is May 30, 1995. It is the intention of the Partnership to distribute virtually all the proceeds from this transaction to the limited partners in August 1995, as stipulated in the Partnership's prospectus.

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

     The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments, including national and local economic conditions, the supply and demand for similar types of properties, competitive marketing conditions, zoningchanges, possible casualty losses, and increases in real estate taxes, assessments, and operating expenses, as well as others.

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

Results of Operations

     Operations for the quarter ended March 31, 1995, reflect an entire period of operations for the Partnership's properties. Rental revenue for the three months ended March 31, 1995 increased from that for the three months ended March 31, 1994 by approximately $5,000, due to the improved occupancy of the multi-tenant Santa Fe Business Park Building.

     The Partnership generated $84,695 in income from operations before depreciation of $36,231 for the three months ended March 31, 1995 compared to $83,445 in income from operations before depreciation of $35,373 for the three months ended March 31, 1994. Total operating and general & administrative expenses increased by $5,492 (7.5%) for the three months ended March 31, 1995 compared to the three months ended March 31, 1994, primarily due to increased repair and maintenance expenditures.

     The Partnership is currently attempting to rent space or sell the single tenant Santa Fe Business Park Building, (179 Calle Magdalena), which has been unoccupied since December 1993. The Partnership is experiencing a net negative $4,000 cash flow per quarter as a result of the vacancy.

     On March 30, 1995, the Partnership entered into an agreement to sell the Puyallup, Washington mini-warehouse building to Shurgard Storage Centers Inc. (a publicly held Delaware corporation traded on NASDAQ). The price is $1,550,000, with the Partnership's (seller's) closing costs expected to total $3,000. The expected closing date of the transaction is May 30, 1995. It is the intention of the Partnership to distribute virtually all the proceeds from this transaction to the limited partners by August 1995, as stipulated in the Partnership's prospectus.

                 ASSOCIATED PLANNERS REALTY FUND
                (A California limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

     During the three months ended March 31, 1995, $235,086 in cash was provided by operating activities. This resulted from cash basis income of $84,695 from operations (net income plus depreciation expense) plus the $54,099 in proceeds received from the liquidation of the government securities account, a $53,784 decrease in other assets (primarily due to the reclassification of deposits used in the construction in progress of the Shaw Villa property), a $28,420 increase in accounts payable (primarily attributable to normal increase in trade payables) and a $16,118 increase in security deposits and prepaid rent (due to prepaid rent received prior to quarter-end which was not received as of December 31, 1994). Cash used in investing activities totalled $451,774 for the three months ended
March 31, 1995 of which $441,187 pertained to the construction in progress of the Shaw Villa property and the remainder relates to furniture and fixture additions. Cash provided by financing activities totalled $285,885 of which $360,875 was proceeds received in connection with the construction in progress of the Shaw Villa property, offset by $74,990 of distributions paid to limited partners.

     In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, with the remainder paid for by a one year construction loan from Valliwide Bank of Fresno. The loan bears interest at 2% over the bank's prime rate. The total construction loan commitment is for $1,365,000. The construction loan amortization is interest only with payments via additional draws against this loan. Total construction costs incurred as of March 31, 1995 were $509,598, while borrowings on the construction loan were $360,875. Included in total construction costs is $7,862 in capitalized interest.

                 ASSOCIATED PLANNERS REALTY FUND
                (A California limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Construction at the shopping center is expected to be completed in two phases. First, 4,000 square feet of additional space will be erected on the new parcel, contiguous to an existing building at Shaw Villa. Construction is expected to be completed June 1, 1995. The Wherehouse will then be moved into this space. The current space occupied by the Wherehouse will then be remodeled and expanded by approximately 3,800 more square feet, for a total of 8,200 square feet. This phase of the construction is expected to be completed by September 1, 1995. The Wherehouse will than be relocated to the remodeled space, and the Partnership will attempt to lease the new 4,000 square foot space.

     This additional work is expected to enhance the value of the parcel and operating cash flows in the long run. The construction loan is expected to be replaced by permanent financing in December 1995. The Partnership has already received a commitment from a major insurance company to replace the construction loan with a twenty year loan.

     The Partnership's cash reserve is invested primarily in a liquid money market mutual fund, earning interest at market rates. The money market fund is invested to provide stability and safety of principal, competitive interest rates, and quick availability of funds, in that order of importance.

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



                     ASSOCIATED PLANNERS REALTY FUND
                      A California Limited Partnership
                               (Registrant)





Date: ____________________   By:  WEST COAST REALTY ADVISORS, INC.
                                     A California Corporation,
                                          General Partner




                                        William T. Haas
                          Director and Executive Vice President / Secretary





Date: ____________________
                                        Michael G. Clark
                                   Vice President / Treasurer