Form 10-Q/A
period 1995-06-30
ASSOCIATED PLANNERS REALTY FUND
filed 1995-10-02
CIK 785791

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

            10-Q for the Quarter ending June 30, 1995

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30, 1995 and 1994, have been made in the following financial statements. All adjustments are of a normal, recurring nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

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


                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)

                  STATEMENTS OF PARTNERS' EQUITY
                  Six Months Ended June 30, 1995
                           (Unaudited)

                                            Limited  Partners        General
                                  Total       Units   Amount         Partner
BALANCE, December 31, 1994       $5,985,898   7,499  $5,653,977     $331,921

Net income                          223,755     ---     195,365       28,390

Distributions to limited partners (150,080)     ---   (150,080)          ---

BALANCE, June 30, 1995           $6,059,573   7,499  $5,699,262     $360,311


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

                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)

                         STATEMENTS OF INCOME
           Three and Six Months Ended June 30, 1995 and 1994
                              (Unaudited)


                             Three MonthsThree Months  Six Months  Six Months
                               Ended        Ended       Ended       Ended
                             June 30,     June 30,      June 30,   June 30,
                                1995       1994          1995        1994
                            (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
REVENUES:
   Rental                      $152,753     $190,699     $341,771    $374,891
   Gain on sale of property     116,749          ---      116,749         ---
   Interest                       9,845        1,617       10,625       3,094

                                279,347      192,316      469,145     377,985

COSTS AND EXPENSES:
   Operating                     30,371       30,993       87,168      84,002
   Property taxes                10,927       15,281       24,924      29,930
   Property management fees       6,836        9,552       16,793      18,761
   Unrealized (gain) loss in
   government securities            ---        2,195         (98)       4,666
   General and administrative    23,830       37,181       46,249      57,405
   Depreciation                  30,591       35,373       66,823      70,746

                                102,555      130,575      241,859     265,510

LESS MINORITY INTEREST
   IN NET INCOME (LOSS) OF
   JOINT VENTURE                (1,502)      (3,162)      (3,531)     (5,823)

NET INCOME                     $175,290      $58,579     $223,755    $106,652

NET INCOME PER
   LIMITED PARTNERSHIP UNIT      $20.67        $6.61       $26.05      $11.87

[FN]
            See accompanying notes to financial statements.


                    ASSOCIATED PLANNERS REALTY FUND
                   (A California Limited Partnership)

                     STATEMENTS OF CASH FLOWS
             Six Months Ended June 30, 1995 and 1994
                           (Unaudited)
                                                     Six Months    Six Months
                                                       Ended           Ended
                                                      June 30,       June 30,
                                                       1995            1994
                                                   (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net income                                         $223,755      $106,652
  Adjustment to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                      66,823         70,746
     Proceeds from sale of investment
       in government securities account                55,652          8,596
     Unrealized loss (gain) -
       investment in government securities               (98)          4,666
     Minority interest in net income (loss)           (3,531)        (5,823)
     Gain on sale of property                       (116,749)            ---
Increase (decrease) from changes in:
     Other assets                                      62,209       (12,646)
     Accounts payable                                (15,877)       (47,288)
     Security deposits                                 10,736            723
Net cash provided by operating activities             282,920        125,626

Cash flows provided by investing activities:
     Furniture & fixture additions                   (11,746)            ---
     Construction in progress                       (751,490)            ---
     Proceeds from sale of property                 1,517,819            ---
Net cash provided by investing activities             754,583            ---

Cash flows provided by (used in) financing activities:
    Construction loan proceeds                        672,675            ---
    Distributions to limited partners               (150,080)      (183,725)
    Distributions to minority interest                    ---        (1,236)
Net cash provided by (used in) financing activities   522,595      (184,961)

Net increase (decrease) in cash & cash equivalent   1,560,098       (59,335)

Cash and cash equivalents at beginning of period       36,227        139,748

Cash and cash equivalents at end of period         $1,596,325        $80,413

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

      Basis of Presentation

         The consolidated financial statements do not give effect to any assets that the partners may have outside of their interest in the partnership, nor to any personal obligations, including income taxes, of the partners.
         The consolidated financial statements include the accounts of Associated Planners Realty Fund and all joint ventures in which it has a majority interest. All adjustments necessary for the fair presentation of the financial statements have been recorded and are of normal recurring entries in nature.

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

           The Buyer of the property is an affiliate of the original seller of the property that the Partnership acquired the property from in 1987.

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

        The Partnership generated $290,578 in income from operations before depreciation of $66,823 for the six months ended June 30, 1995 compared to $177,398 in income from operatons before depreciation of $70,746 for the six months ended June 30, 1994. This increase is primarily attributable to the gain on the sale of the Puyallup, Washington mini-warehouse building in May 1995.

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

        The Buyer of the property is an affiliate of the original seller that the Partnership acquired the property from in 1987.

        The Partnership distributed $1,506,960 (ranging from $182.69 to $207.39 per unit) of the proceeds from the sale of the Puyallup, Washington mini-warehouse property on July 7, 1995 to the Limited Partners of record as of June 30, 1995.

        On August 2, 1995, Wherehouse Entertainment, Inc. ("Wherehouse") filed for relief through Chapter 11 Bankruptcy protection. The Wherehouse is a major tenant of the Shaw Villa Shopping Center in Clovis, California. In the interim, the Partnership expects that Merrill Lynch, which controls over 90% of the Wherehouse, will work diligently to resolve its debt restructuring problems. Management expects that the Wherehouse will continue to make monthly rent payments on the Shaw Villa Shopping Center property since this site has proven to be profitable to the Wherehouse. Nevertheless, the Partnership has elected to take a cautious approach until more reliable information is obtained.

           ASSOCIATED PLANNERS REALTY FUND
          (A California Limited Partnership)

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (Continued)


      Liquidity and Capital Resources

        During the six months ended June 30, 1995, $282,920 in cash was provided by operating activities. This resulted from cash basis income of $290,578 from operations (net income plus depreciation expense) plus $55,652 in proceeds received from the liquidation of the government securities account and $62,209 decrease in other assets (primarily due to the reclassification of deposits used in the construction in progress of the Shaw Villa property) and a $10,736 increase in security deposits and prepaid rents (due to prepaid rents received prior to June 30, 1995 which was not received prior to December 31, 1994). These positive operating cash flows were offset by a $116,749 gain on the sale of the Puyallup, Washington mini-warehouse property and $15,877 decrease in accounts payable (attributable to normal decrease in trade payables). Cash provided by investing activities totalled $754,583 for the six months ended June 30, 1995 of which $1,517,819 was from proceeds received in connection with the sale of the mini-warehouse property in Puyallup, Washington, offset by $751,490 in costs pertaining to the construction in progress of the Shaw Villa property and $11,746 relating to furniture and fixture additions. Cash provided by financing activities totalled $522,595 for the six months ended June 30, 1995 of which $672,675 was loan proceeds received in connection with the construction in progress of the Shaw Villa property offset by $150,080 in distributions paid to the limited partners.

        In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, with the remainder paid for by a one year construction loan from Valliwide Bank of Fresno. The loan bears interest at 2% over the bank's prime rate. The total construction loan commitment is $1,365,000. The construction loan is interest only with payments via additional draws against this loan. Total construction costs incurred as of June 30, 1995 were $819,901, while borrowings on the construction loan were $672,675. Included in total construction costs is $22,278 capitalized interest.

           ASSOCIATED PLANNERS REALTY FUND
          (A California Limited Partnership)

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (Continued)

        On August 2, 1995, Wherehouse Entertainment, Inc. ("Wherehouse") filed for relief through Chapter 11 Bankruptcy protection. The Wherehouse is a major tenant of the Shaw Villa Shopping Center in Clovis, California. In the interim, the Partnership expects that Merrill Lynch, which controls over 90% of the Wherehouse, will work diligently to resolve its debt restructuring problems. Management expects that the Wherehouse will continue to make monthly rent payments on the Shaw Villa Shopping Center property since this site has proven to be profitable for the Wherehouse. Nevertheless, the Partnership has elected to take a cautious approach until more reliable information is obtained.

        Construction at the shopping center is expected to be completed in two phases. First, 4,000 square feet of additional space will be erected on the new parcel, contiguous to an existing building at Shaw Villa. This construction was completed on June 15, 1995 and the Wherehouse moved into this space. The space previously occupied by the Wherehouse will then be remodeled and expanded by approximately 3,800 more square feet, for a total of 8,200 square feet. This construction is expected to be completed by September 15, 1995. The Wherehouse will then be relocated to the remodeled space, and the Partnership will attempt to lease the new 4,000 square foot space.

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



                            ASSOCIATED PLANNERS REALTY FUND
                           A California Limited Partnership
                                     (Registrant)





      Date: ____________________  By:  WEST COAST REALTY ADVISORS, INC.
                                          A California Corporation,
                                                General Partner




                                  William T. Haas
                            Director and Executive Vice President
                                      Secretary




      Date: ____________________
                                   Michael G. Clark
                              Vice President / Treasurer