Form 10-Q
period 1995-09-30
ASSOCIATED PLANNERS REALTY FUND
filed 1995-11-15
CIK 785791

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

    (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1995

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

       Commission file number        0-16805

                ASSOCIATED PLANNERS REALTY FUND
     (Exact name of registrant as specified in its charter)


                  CALIFORNIA                              95-4036980
          (State or other Jurisdiction of              (I.R.S. Employer
          incorporation or organization)                Identification No.)

                        5933 W. CENTURY BLVD.,  SUITE 900
                         LOS ANGELES, CALIFORNIA  90045
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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Fund (the"Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and nine months ended September 30, 1995 and 1994, have been made in the following financial statements which are of normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                                  BALANCE SHEETS
               September 30, 1995 (Unaudited) and December 31, 1994
                                           September 30,    December 31,
                                                 1995            1994
ASSETS
RENTAL REAL ESTATE, net of accumulated
depreciation  (Notes 1& 2)                     $4,498,552     $5,982,471
CASH & CASH EQUIVILENTS                           173,282         36,227
CONSTRUCTION IN PROGRESS                        1,182,637         68,411
INVESTMENT-GOVERNMENT SECURITIES ACCOUNT              ---         55,554
OTHER ASSETS                                       33,433        112,713
                                               $5,887,904     $6,255,376
LIABILITIES AND PARTNERS' EQUITY
ACCOUNTS PAYABLE                                  $22,221        $24,757
CONSTRUCTION LOAN PAYABLE                       1,033,363           ---
SECURITY DEPOSITS AND PREPAID RENT                 43,574         20,103
     TOTAL LIABILITIES                          1,099,158         44,860
MINORITY INTEREST (Note 1)                        223,594        224,618
COMMITMENTS AND CONTINGENCIES (Note 5)
PARTNERS' EQUITY:
   Limited Partner:
     $1,000 stated value per unit;
     authorized 7,500 units;
     issued - 7,499                             4,214,788      5,653,977
   General Partner:                               350,364        331,921
     TOTAL PARTNERS EQUITY                      4,565,152      5,985,898
                                                5,887,904      6,255,376

[FN]
              See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A California Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
                      Nine Months Ended September 30, 1995
                                   (Unaudited)
                                                Limited  Partners    General
                                       Total    Units    Amount      Partner
BALANCE, December 31, 1994          $5,985,898   7,499  $5,653,977  $331,921

  Net income                           251,516    --       217,851    33,665

  Distributions to limited partners (1,657,040)   --    (1,657,040)     --

  Distribution to General Partner      (15,222)   --        --       (15,222)

BALANCE, September 30, 1995         $4,565,152   7,499  $4,214,788  $350,364

                    Nine Months Ended September 30, 1994
                               (Unaudited)
                                                Limited   Partners  General
                                     Total      Units     Amount    Partner
BALANCE, December 31, 1993          $6,116,709   7,499  $5,819,311  $297,398

  Net income                           164,308    ---      138,326    25,982

  Distributions to limited partners   (273,713)   ---     (273,713)     ---

BALANCE, September 30, 1994         $6,007,304   7,499  $5,683,924  $323,380

[FN]
              See accompanying notes to financial statements

                           ASSOCIATED PLANNERS REALTY FUND
                         (A California Limited Partnership)

                               STATEMENTS OF INCOME
              Three and Nine Months Ended September 30, 1995 and 1994
                                    (Unaudited)
                        Three Months  Three Months Nine Months  Nine Months
                             Ended        Ended       Ended       Ended
                       September 30, September 30, September 30, September 30,
                              1995         1994        1995        1994
REVENUES:
 Rental                     $131,182     $191,920     $472,953    $566,811
 Gain on sale of property        ---          ---      116,749         ---
 Interest                      3,794        2,413       14,516       6,150

                             134,976      194,333      604,218     572,961

COSTS AND EXPENSES:
 Operating                    36,960       39,854      119,320     132,756
 Property taxes                7,274       13,737       32,197      43,677
 Property management fees      5,544        9,596       22,337      28,358
 Unrealized (gain) loss in
 government securities           ---        (755)          ---       4,554
 General and administrative   27,159       27,059       85,278      84,464
 Depreciation                 27,771       35,373       94,594     106,119

                             104,708      133,775      353,726     399,928

LESS MINORITY INTEREST
 IN NET (INCOME) LOSS OF
 JOINT VENTURE                 2,507        2,902      (1,024)       8,725

NET INCOME                   $27,761      $57,656     $251,516    $164,308

NET INCOME PER
 LIMITED PARTNERSHIP UNIT      $3.00        $6.50       $29.05      $18.45

[FN]
              See accompanying notes to financial statements.

                       ASSOCIATED PLANNERS REALTY FUND
                     (A California Limited Partnership)

                        STATEMENTS OF CASH FLOWS
              Nine Months Ended September 30, 1995 and 1994
                               (Unaudited)
                                                  Nine Months   Nine Months
                                                     Ended         Ended
                                                 September 30,  September 30,
                                                       1995         1994
Cash flows from operating activities:
   Net income                                       $251,516       $164,308
   Adjustment to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                     94,594        106,119
     Proceeds from sale of investment
      in government securities account                55,898          6,272
     Unrealized loss - (gain)
      investment in government securities               (344)         4,554
     Minority interest in net income (loss)           (1,024)        (8,725)
     Gain on sale of property                       (116,749)            ---
 Increase (decrease) from changes in:
     Other assets                                     79,280        (87,015)
     Accounts payable                                 (2,536)       (21,303)
     Security deposits                                23,471          1,276
     Net cash provided by operating activities       384,106        165,486

     Cash flows used in investing activities:
     Furniture & Fixture additions                   (11,746)            ---
     Construction in progress                     (1,114,226)            ---
     Proceeds from sale of property                1,517,819             ---
     Net cash provided by investing activities       391,847             ---

Cash flows used in financing activities:
   Construction loan proceeds                      1,033,363             ---
   Distribution to general partner                   (15,221)            ---
   Distributions to limited partners              (1,657,040)       (273,713)
   Distributions to minority interest                    ---          (1,236)
Net cash (used in) financing activities             (638,898)       (274,949)
Net increase (decrease) in cash and cash equivalents 137,055        (109,463)
Cash and cash equivalents at beginning of period      36,227         139,748
Cash and cash equivalents at end of period          $173,282         $30,285

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

Rental Real Estate

      Assets are stated at cost. Depreciation is computed using the straight -line method over estimated useful lives ranging from five to 35 years for financial reporting purposes and five to 40 years for income tax purposes.

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

                          ASSOCIATED PLANNERS REALTY FUND
                         (A California Limited Partnership)


                           NOTES TO FINANCIAL STATEMENTS
         Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)
                         and Year Ended December 31, 1994

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

Note 2 - Rental Real Estate

     As of September 30, 1995 and December 31, 1994, the Fund's net real estate investment is as follows:

                                      September 30,   December 31,
                                            1995           1994

Land                                   $2,001,428     $2,644,667

Buildings and Improvements              3,439,174      4,418,832
                                        5,440,602      7,063,499

Less Accumulated Depreciation             942,050      1,081,028

Net Real Estate Investment             $4,498,552     $5,982,471

                       ASSOCIATED PLANNERS REALTY FUND
                      (A California Limited Partnership)


Note 2 - Rental Real Estate (continued)


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

Note 3 - Related Party Transactions

     (a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $6,791 for the quarter ended September 30, 1995 and $9,999 for the quarter ended September 30, 1994, and $24,455 for the nine months ended September 30, 1995, and $30,413 for the nine months ended September 30, 1994.

     (b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $9,000 for the nine months ended September 30, 1995, and September 30, 1994 and $3,000 for the three months ended September 30, 1995 and September 30, 1994.

     (c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $5,544 for the quarter ended September 30, 1995, $9,596 for the quarter ended September 30, 1994, $22,337 for the nine months ended September 30, 1995, and $28,358 for the nine months ended September 30, 1994.

                       ASSOCIATED PLANNERS REALTY FUND
                     (A California Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS
     Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)
                      and Year Ended December 31,1994
                                (continued)


Note 4 - Net Income and Cash Distributions Per Limited Partnership Unit

         During the nine months ended September 30, 1995 and 1994, the Partnership made distribtutions to the Limited Partners as follows:

Record              Distribution   Units          Date               Total
Date                Per Unit     Outstanding      Paid           Distribution

                                     1994
December 31, 1993       $12.50    7,499          February 9, 1994     $93,738
March 31, 1994           12.00    7,499          May 5, 1994           89,988
June 30, 1994            12.00    7,499          August 2, 1994        89,988
September 30, 1994       10.00    7,499          October 31, 1994      74,990

                                     1995

December 31, 1994       $10.00    7,499          February 3, 1995     $74,990
March 31, 1995           10.00    7,499          May 5, 1995           74,990
June 30, 1995    Range $182.69 to $207.69  7,499 July 7, 1995       1,506,960
June 30, 1995             7.50    7,499          November 6, 1995      56,242
September 30, 1995        7.50    7,499          November 6, 1995      56,242

                       ASSOCIATED PLANNERS REALTY FUND
                      (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
      Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)
                       and Year Ended December 31, 1994
                                  (Continued)


Note 5 - Construction in Progress and Construction Loan Payable

     In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the reminder by a one year construction loan from Valliwide Bank of Fresno. The loan bears interest at 2% over the bank's prime rate. The total construction loan commitment is for $1,365,000. The construction loan amortization is interest only with payments via additional draws against this loan. Total construction costs incurred as of September 30, 1995 were $1,182,637, while borrowings on the construction loan were $1,033,363. Included in construction costs is $47,299 in construction loan interest that was capitalized.

     This additional work is expected to enhance the value of the parcel and operating cash flows in the long run. The construction loan is expected to be replaced by permanent financing in December 1995. The Partnership has already received a commitment from a major insurance company to replace the construction loan with a twenty year loan. The material terms of this commitment are: 1) Amount of the loan: $1,500,000, 2) Term: 10 years with 20 year amortization 3) Interest Rate: 9.625%, or the rate equal to the weekly average of the five-year Treasury Note yield for the seventh week prior to loan closing, plus 250 basis points, and 4) Payments: $14,105 per month, if the interest rate is 9.625%.

Note 6 - Subsequent Event

     The Partnership distributed $112,485 ($15.00 per unit) on November 6, 1995 to Limited Partners of record as of June 30, 1995 and September 30, 1995.

     On August 2, 1995, Wherehouse Entertainment, Inc. ("Wherehouse") filed for relief through Chapter 11 Bankruptcy protection. The Wherehouse is a major tenant of the Shaw Villa Shopping Center in Clovis, California. The Partnership expects that Merrill Lynch Capital Partners, L.P., which controls over 90% of the Wherehouse, will work diligently to resolve its debt restructuring problems. At this time, it appears that the Wherehouse will be able to materially honor its lease commitment.

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

     The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments, including national and local economic conditions, the supply and demand for similar types of properties, competitive marketing conditions, zoning changes, possible casualty losses, increases in real estate taxes, assessments, and operating expenses, as well as others.

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

Results of Operations

     Rental revenue for the three and nine months ended September 30, 1995 decreased from that for the three and nine months ended September 30, 1994 by approximately $60,738 and $93,858, respectively, due to the continued vacancy of the single-tenant Santa Fe Business Park Building and due to the sale of
Puyallup, Washington mini-storage property in May, 1995.   Costs and expenses
related to the properties operation decreased for the three and nine months ended September 30, 1995 vs. the three and nine months ended September 30, 1994 by approximately $29,067 and $46,546, respectively, primarily due to decreased property taxes, property management fees and depreciation expense attributable to the single tenant Sante Fe Business Park building vacancy and the sale of the Puyallup, Washington mini-warehouse building to Shurgard Storage Centers Inc. in May 1995.

     The Partnership generated $346,110 in income from operations before depreciation of $94,594 for the nine months ended September 30, 1995 compared to $270,427 in income from operatons before depreciation of $106,119 for the nine months ended September 30, 1994. This increase is primarily attributable to the gain of $116,749 on the sale of the Puyallup, Washington mini-warehouse building in May 1995.

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

     On August 2, 1995, Wherehouse Entertainment, Inc. ("Wherehouse") filed for relieve through Chapter 11 Bankruptcy protection. The Wherehouse is a major tenant of the Shaw Villa Shopping Center in Clovis, California. The Partnership expects that Merrill Lynch Capital Partners, L.P., which controls over 90% of the Wherehouse, will work diligently to resolve its debt restructuring problems. The Wherehouse is continuing to make monthly rent payments on the Shaw Villa Shopping Center property since this site has proven to be profitable to the Wherehouse. Nevertheless, the Partnership has elected to take a cautious approach in terms of declaring distributions to investors until more reliable information is obtained.

Liquidity and Capital Resources

     During the nine months ended September 30, 1995, $384,106 in cash was provided by operating activities. This resulted from cash basis income of $346,110 from operations (net income plus depreciation expense) plus $55,898 in proceeds received from the liquidation of the government securities account and $79,280 decrease in other assets (primarily due to the reclassification of deposits used in the construction in progress of the Shaw Villa property) and a $23,471 increase in security deposits and prepaid rents (due to prepaid rents received prior to September 30, 1995 which was not received prior to December 31, 1994). These positive operating cash flows were offset by a $116,749 gain on the sale of the Puyallup, Washington mini-warehouse property and $2,536 decrease in accounts payable (attributable to normal decrease in trade payables). Cash provided by investing activities totalled $391,847 for the nine months ended September 30, 1995 of which $1,517,819 was from proceeds received in connection with the sale of the mini-warehouse property in Puyallup, Washingotn, offset by $1,114,226 in costs pertaining to the construction in progress of the Shaw Villa property and $11,746 relating to furniture and fixture additions. Cash used in financing activities totalled $638,898 for the nine months ended September

                      ASSOCIATED PLANNERS REALTY FUND
                     (A California Limited Partnership)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

30, 1995 of which $1,657,040 in distributions paid to the limited partners offset by $1,033,363 was loan proceeds received in connection with the construction in progress of the Shaw Villa property.

     In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, with the remainder paid for by a one year construction loan from Valliwide Bank of Fresno. The loan bears interest at 2% over the bank's prime rate. The total construction loan commitment is for $1,365,000. The construction loan is interest only with payments via additional draws against this loan. Total construction costs incurred as of September 30, 1995 were $1,182,637 while borrowings on the construction loan were $1,033,363. Included in total construction costs is $47,299 capitalized interest.

     On August 2, 1995, Wherehouse Entertainment, Inc. ("Wherehouse") filed for relief through Chapter 11 Bankruptcy protection. The Wherehouse is a major tenant of the Shaw Villa Shopping Center in Clovis, California. The Partnership expects that Merrill Lynch Capital Partners, L.P., which controls over 90% of the Wherehouse, will work diligently to resolve its debt restructuring problems. The Wherehouse is continuing to make monthly rent payments on the Shaw Villa Shopping Center property. Nevertheless, the Partnership has elected to take a cautious approach in terms of declaring partnership distributions until more reliable information is obtained.

     Construction at the shopping center is expected to be completed in two phases. First, 4,000 square feet of additional space will be erected on the new parcel, contiguous to an existing building at Shaw Villa. Construction was completed on June 15, 1995 and the Wherehouse moved into this space. In the second phase, the space previously occupied by the Wherehouse will then be remodeled and expanded by approximately 3,800 more square feet, for a total of 8,200 square feet. This construction was completed by September 15, 1995. The Wherehouse will then be relocated to the remodeled space, and the Partnership will attempt to lease the new 4,000 square foot space.

     This additional work is expected to enhance the value of the parcel and operating cash flows in the long run. The construction loan is expected to be replaced by permanent financing in December 1995. The Partnership has already received a commitment from a major insurance company to replace the construction loan with a twenty year loan.

     The Partnership's cash reserve is invested primarily in a liquid money market mutual fund, learning interest at money market rates. The money market fund is invested to provide stability and safety of principal, competitive interest rates, and quick availability of funds, in that order of importance.

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

          (b) Reports on Form 8-K
              None

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



                      ASSOCIATED PLANNERS REALTY FUND
                      A California Limited Partnership
                               (Registrant)



November 14, 1995           By:  WEST COAST REALTY ADVISORS, INC.
                                     A California Corporation,
                                           General Partner



                                        William T. Haas
                                        William T. Haas
                          Director and Executive Vice President / Secretary





November 14, 1995
                                          Michael G. Clark
                                          Michael G. Clark
                                      Vice President / Treasurer