Form 10-Q/A
period 1995-06-30
ASSOCIATED PLANNERS REALTY FUND
filed 1996-01-08
CIK 785791

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

                         AMENDMENT NO. 2

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

ITEM 1.   FINANCIAL STATEMENTS
     In the opinion of the General Partner of Associated Planners Realty Fund (the"Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30, 1995 and 1994, have been made in the following financial statements which are of normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                          BALANCE SHEETS
         June 30, 1995 (Unaudited) and December 31, 1994

                                                June 30,    December 31,
                                                 1995            1994
ASSETS
RENTAL REAL ESTATE, net of accumulated
depreciation  (Note 2)                         $4,526,324        $5,982,471
CASH AND CASH EQUIVALENT                        1,596,325            36,227
CONSTRUCTION IN PROGRESS                          819,901            68,411
INVESTMENT-GOVERNMENT SECURITIES ACCOUNT              ---            55,554
OTHER ASSETS                                       50,504           112,713
                                               $6,993,054        $6,255,376
LIABILITIES AND PARTNERS' EQUITY
CONSTRUCTION LOAN PAYABLE                         672,675               ---
ACCOUNTS PAYABLE                                    8,880            24,757
SECURITY DEPOSITS AND PREPAID RENT                 30,839            20,103
     TOTAL LIABILITIES                            712,394            44,860
MINORITY INTEREST                                 221,087           224,618
COMMITMENTS AND CONTINGENCIES (Note 5)
PARTNERS' EQUITY:
   Limited Partner:
     $1,000 stated value per unit;
     authorized 7,500 units;
     issued - 7,499                              5,699,262         5,653,977
   General Partner:                                360,311           331,921
     TOTAL PARTNERS EQUITY                       6,059,573         5,985,898
                                                $6,993,054        $6,255,376

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

                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)


                         STATEMENTS OF INCOME
           Three and Six Months Ended June 30, 1995 and 1994
                              (Unaudited)


                           Three Months  Three Months  Six Months  Six Months
                               Ended         Ended        Ended      Ended
                             June 30,       June 30,     June 30,   June 30,
                                1995          1994         1995       1994
                            (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
REVENUES:
   Rental                      $152,753     $190,699     $341,771    $374,891
   Gain on sale of property     116,749          ---      116,749         ---
   Interest                       9,845        1,617       10,625       3,094

                                279,347      192,316      469,145     377,985

COSTS AND EXPENSES:
   Operating                     30,371       30,993       87,168      84,002
   Property taxes                10,927       15,281       24,924      29,930
   Property management fees       6,836        9,552       16,793      18,761
   Unrealized (gain) loss in
   government securities            ---        2,195         (98)       4,666
   General and administrative    23,830       37,181       46,249      57,405
   Depreciation                  30,591       35,373       66,823      70,746

                                102,555      130,575      241,859     265,510

LESS MINORITY INTEREST
   IN NET INCOME (LOSS) OF
   JOINT VENTURE                  1,502        3,162        3,531       5,823

NET INCOME                     $175,290      $58,579     $223,755    $106,652

NET INCOME PER
   LIMITED PARTNERSHIP UNIT      $20.67        $6.61       $26.05      $11.87

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

      Note 4 - Net Income and Cash Distributions Per Limited Partnership Unit

        During the six months ended June 30, 1995 and 1994, the Partnership made distributions to the Limited Partners as follows:

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

             ASSOCIATED PLANNERS REALTY FUND
            (A California Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS
      Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)
            and Year Ended December 31, 1994
                     (Continued)



      Record      Distribution          Units          Date        Total
      Date           Per Unit         Outstanding      Paid     Distribution


                         1995

      December 31, 1994  $10.00         7,499   February 3, 1995     $74,990
      March 31, 1995      10.00         7,499   May 5, 1995           74,990
      June 30, 1995   182.69 to $207.69 7,499   July 7, 1995       1,506,960
      June 30, 1995        7.50         7,499   November 6, 1995      56,242



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

        As of December 1995, the Partnership has not experienced any detrimental effect due to the Wherehouse filing for Chapter 11 on August 2, 1995 and management expects that this will not change in the future. Sales at the Wherehouse have been strong and according to the Wherehouse representatives, November 1995 exceeded November 1994 sales.

           ASSOCIATED PLANNERS REALTY FUND
          (A California Limited Partnership)


      ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      Results of Operations

        Operations for the quarter ended June 30, 1995, reflect an entire period of operations for the Partnership's properties. Rental revenue for the three and six months ended June 30, 1995 decreased from that for the three and six months ended June 30, 1994 by $37,946 and $33,120, respectively, due to the continued vacancy of the single tenant Santa Fe Business Park Building. Costs and expenses related to the properties operation decreased for the three and six months ended June 30, 1995 vs. the three and six months ended June 30, 1994 by $25,016 and $16,589, respectively, primarily due to decreased property taxes, property management fees and depreciation expense attributable to the single tenant Santa Fe Business Park building vacancy and the sale of the Puyallup, Washington mini-warehouse building to Shurgard Storage Centers Inc. in May 1995.

        The Partnership generated $290,578 in income from operations before depreciation of $66,823 for the six months ended June 30, 1995 compared to $177,398 in income from operations before depreciation of $70,746 for the six months ended June 30, 1994. This increase is primarily attributable to the gain on the sale of the Puyallup, Washington mini-warehouse building in May 1995.

        The Partnership is currently attempting to rent space or sell the single tenant Sante Fe Business Park Building, (179 Calle Magdalena), which has been unoccupied since December 1993. The Partnership is experiencing a net negative $4,000 cash flow per quarter as a result of the vacancy.

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

           ASSOCIATED PLANNERS REALTY FUND
          (A California Limited Partnership)

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Continued)

        For the nine months ended September 30, 1995, the Partnership distributed approximately $1.66 million to the limited partners compared to approximately $274,000 for the nine months ended
      September 30, 1994. This increase is due to $1,506,960 distributed on July 7, 1995 to the limited partners in connection with the sale of the Puyallup, Washington property. Eliminating this sale transaction and distribution, the revised distribution would have been approximately $153,000 for the nine months ended September 30, 1995 which is significantly ($121,000) less than the distribution for the nine months ended September 30, 1994. This decrease is attributable to the Wherehouse filing for Chapter 11 and managements cautious approach is declaring distributions to limited partners.

        As of December 1995, the Partnership has not experienced any detrimental effect due to the Wherehouse filing for Chapter 11 on August 2, 1995 and management expects that this will not change in future periods. Sales at the Wherehouse have been strong and according to the Wherehouse representatives, November 1995 exceeded November 1994 sales.

      Liquidity and Capital Resources

        During the six months ended June 30, 1995, $282,920 in cash was provided by operating activities. This resulted from net cash basis income of $290,578 from operations (net income plus depreciation expense) plus $55,652 in proceeds received from the liquidation of the government securities account and $62,209 decrease in other assets (primarily due to the reclassification of deposits used in the construction in progress of the Shaw Villa property) and a $10,736 increase in security deposits and prepaid rents (due to prepaid rents received prior to June 30, 1995 which was not received prior to December 31, 1994). These positive operating cash flows were offset by a $116,749 gain on the sale of the Puyallup, Washington mini-warehouse property and $15,877 decrease in accounts payable (attributable to normal decrease in trade payables). Cash provided by investing activities totaled $754,583 for the six months ended
      June 30, 1995 of which $1,517,819 was from proceeds received in connection with the sale of the mini-warehouse property in Puyallup, Washington, offset by $751,490 in costs pertaining to the construction in progress of the Shaw Villa property and the remainder relates to furniture and fixture additions. Cash provided by financing activities

           ASSOCIATED PLANNERS REALTY FUND
          (A California Limited Partnership)

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Continued)

      totalled $522,595 for the six months ended June 30, 1995 of which $672,675 in proceeds received in connection with the construction in progress of the Shaw Villa property offset by $150,080 in distributions paid to the limited partners.

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

        As of December 1995, the Partnership has not experienced any detrimental effect due to the Wherehouse filing for Chapter 11 on August 2, 1995 and management expects that this will not change in future periods. Sales at the Wherehouse have been strong and according to the Wherehouse representatives, November 1995 exceeded
      November 1994 sales.

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

        The total monthly rental revenue on the Shaw Villa Shopping Center property including rent on the additional space and common area maintenance reimbursements amounts to approximately $21,800 per month.

        The intended source of funds to repay the construction loan in the event of any default in payments from the Wherehouse can be generated from several sources. First, the Partnership can finance another property within the partnership (i.e. Santa Fe Business Park or Pacific Bell Building) which are not currently encumbered. Second, the Partnership can extend the construction loan while a new tenant for the 8,200 square feet currently occupied by the Wherehouse is obtained. Third, the Partnership can renegotiate the loan commitment with the current lender of the Shaw Villa Shopping Center property. However, the default by the Wherehouse is considered unlikely since sales at this location has proven to be strong.

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