Form 10-Q/A
period 1995-09-30
ASSOCIATED PLANNERS REALTY FUND
filed 1996-01-08
CIK 785791

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

         10-Q for the Quarter ending September 30, 1995

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

                          BALANCE SHEETS
       September 30, 1995 (Unaudited) and December 31, 1994

                                                 September 30,   December 31,
                                                     1995           1994
ASSETS
RENTAL REAL ESTATE, net of accumulated
depreciation  (Notes 1& 2)                       $4,498,552     $5,982,471
CASH & CASH EQUIVALENTS                             173,282         36,227
CONSTRUCTION IN PROGRESS                          1,182,637         68,411
INVESTMENT-GOVERNMENT SECURITIES ACCOUNT                ---         55,554
OTHER ASSETS                                         33,433        112,713
                                                 $5,887,904     $6,255,376
LIABILITIES AND PARTNERS' EQUITY
ACCOUNTS PAYABLE                                    $22,221        $24,757
CONSTRUCTION LOAN PAYABLE                         1,033,363            ---
SECURITY DEPOSITS AND PREPAID RENT                   43,574         20,103
     TOTAL LIABILITIES                            1,099,158         44,860
MINORITY INTEREST (Note 1)                          223,594        224,618
COMMITMENTS AND CONTINGENCIES (Note 5)
PARTNERS' EQUITY:
   Limited Partner:
     $1,000 stated value per unit;
     authorized 7,500 units;
     issued - 7,499                               4,214,788      5,653,977
   General Partner:                                 350,364        331,921
     TOTAL PARTNERS EQUITY                        4,565,152      5,985,898
                                                  5,887,904      6,255,376

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

[FN]
         See accompanying notes to financial statements

                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)

                         STATEMENTS OF INCOME
        Three and Nine Months Ended September 30, 1995 and 1994
                              (Unaudited)

                             Three Months   Three Months   Nine Months   Nine Months
                               Ended            Ended          Ended         Ended
                            September 30,   September 30,  September 30,  September 30,
                                1995            1994           1995          1994
REVENUES:
   Rental                      $131,182       $191,920       $472,953      $566,811
   Gain on sale of property         ---            ---        116,749           ---
   Interest                       3,794          2,413         14,516         6,150

                                134,976        194,333        604,218       572,961

COSTS AND EXPENSES:
   Operating                     36,960         39,854        119,320       132,756
   Property taxes                 7,274         13,737         32,197        43,677
   Property management fees       5,544          9,596         22,337        28,358
   Unrealized (gain) loss in
   government securities            ---          (755)            ---         4,554
   General and administrative    27,159         27,059         83,230        84,464
   Depreciation                  27,771         35,373         94,594       106,119

                                104,708        133,775        351,678       399,928

LESS MINORITY INTEREST
   IN NET (INCOME) LOSS OF
   JOINT VENTURE                  2,507          2,902          1,024         8,725

NET INCOME                      $27,761        $57,656       $251,516      $164,308

NET INCOME PER
   LIMITED PARTNERSHIP UNIT       $3.00          $6.50         $29.05        $18.45

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

Basis of       The consolidated financial statements do not give effect to
Presentation   any assets that the partners may have outside of their interest in the partnership, nor to any personal obligations, including income taxes, of the partners.

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

                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)


                  NOTES TO FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 1995 and 1994 (Unaudited)
                 and Year Ended December 31,1994
                           (continued)


Note 4 - Net Income and Cash Distributions Per Limited Partnership Unit

         During the nine months ended September 30, 1995 and 1994, the Partnership made distributions to the Limited Partners as follows:

Record           Distribution          Units          Date           Total
Date               Per Unit         Outstanding       Paid      Distribution


                               1994

December 31, 1993       $12.50        7,499      February 9, 1994     $93,738
March 31, 1994           12.00        7,499      May 5, 1994           89,988
June 30, 1994            12.00        7,499      August 2, 1994        89,988
September 30, 1994       10.00        7,499      October 31, 1994      74,990

                               1995

December 31, 1994       $10.00        7,499      February 3, 1995     $74,990
March 31, 1995           10.00        7,499      May 5, 1995           74,990
June 30, 1995    $182.69 to $207.69   7,499      July 7, 1995       1,506,960
June 30, 1995             7.50        7,499      November 6, 1995      56,242
September 30, 1995        7.50        7,499      November 6, 1995      56,242

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

     The Partnership generated $346,110 in income from operations before depreciation of $94,594 for the nine months ended September 30, 1995 compared to $270,427 in income from operations before depreciation of $106,119 for the nine months ended September 30, 1994. This increase is primarily attributable to the gain of $116,749 on the sale of the Puyallup, Washington mini-warehouse building in May 1995.

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

                 ASSOCIATED PLANNERS REALTY FUND
                (A California Limited Partnership)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (Continued)

Liquidity and Capital Resources

     During the nine months ended September 30, 1995, $384,106 in cash was provided by operating activities. This resulted from cash basis income of $346,110 from operations (net income plus depreciation expense) plus $55,898 in proceeds received from the liquidation of the government securities account and $79,280 decrease in other assets (primarily due to the reclassification of deposits used in the construction in progress of the Shaw Villa property) and a $23,471 increase in security deposits and prepaid rents (due to prepaid rents received prior to September 30, 1995 which was not received prior to December 31, 1994). These positive operating cash flows were offset by a $116,749 gain on the sale of the Puyallup, Washington mini-warehouse property and $2,536 decrease in accounts payable
(attributable to normal decrease in trade payables). Cash provided by investing activities totaled $391,847 for the nine months ended September 30, 1995 of which $1,517,819 was from proceeds received in connection with the sale of the mini-warehouse property in Puyallup, Washington, offset by $1,114,226 in costs pertaining to the construction in progress of the Shaw Villa property and $11,746 relating to furniture and fixture additions. Cash used in financing activities totaled $638,898 for the nine months ended September 30, 1995 of which $1,657,040 in distributions paid to the limited partners offset by $1,033,363 was loan proceeds received in connection with the construction in progress of the Shaw Villa property.

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

     The Partnership's cash reserve is invested primarily in a liquid money market mutual fund, earning interest at money market rates. The money market fund is invested to provide stability and safety of principal, competitive interest rates, and quick availability of funds, in that order of importance.

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