Form 10-K/A
period 1994-12-31
ASSOCIATED PLANNERS REALTY FUND
filed 1996-02-27
CIK 785791

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

           Item 7 - Management Discussion and Analysis

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                   Associated Planners Realty Fund.
                         (Registrant)

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

     During the year ended December 31, 1994, $307,180 in cash was provided by operating activities. This resulted primarily from net cash basis income of $359,385 from operations (net income plus depreciation expense) less the $55,030 increase in other assets (primarily resulting from deposits paid in connection with the construction at Shaw Villa Shopping Center), less a $38,002 decrease in related party accounts payable (from the repayment of an advance from an affiliate) less a $19,528 decrease in security deposits and prepaid rents (due to a tenant prepaying January 1994 but not January 1995 rent). These deductions were offset by $71,892 in cash generated from the sale of government securities. Cash used in investing activities amounted to $60,762 in connection with the construction in progress at the Shaw Villa Shopping Center. Cash used in financing activities amounted to $349,703 due primarily to the distribution to the limited partners during the year.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

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

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

     As of December 31, 1993, the property located at 179 Calle Magdalena was vacated by its sole tenant. The property is not impaired and initially management was attempting to lease the property to single floor tenants, although this attempt was not successful. After management discussed the leasing opportunities for the property, the General Partner decided to switch brokerage firms and lease the property to multi-tenant users. This new plan to lease the property is successful and as of September 30, 1995, the property is 50% leased. The lost rental revenue per year is approximately $50,000 net of operating expenses of $33,000.

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


RESULTS OF OPERATIONS - 1994 VS. 1993

      Operations for the years ended December 31, 1994 and 1993 reflect full years of rental activities for the Partnership's properties. Net Income decreased 28% ($84,795) as a result of a 12% ($105,798) decrease in rental revenues. This decrease in rental revenue was primarily the result of lower occupancy at the 187 Calle Magdalena Office Suite Building resulting in approximately $3,521 less rental revenue and zero occupancy at the 179 Calle Magdalena Building resulting in approximately $101,500 less rental revenue from the year ended December 31, 1993.

     The Partnership's net income was reduced as the result of a $2,757 unrealized net loss on a $58,311 (cost basis) investment in short-term government securities.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

     The Partnership generated $362,142 in income from operations before depreciation expense of $141,493 and unrealized loss on government securities of $2,757, compared to $454,331 in income from operation for 1993 before depreciation expense of $144,075. Distributions to limited partners were only slightly impacted--dropping from $356,202 in 1993 to $348,703 in 1994. Distributions did not decrease more due to the payout of prior years' undistributed income that had been held in reserves. Operating expenses increased $5,013 (1.7%) and general and administrative expenses decreased $8,005 (6.9%) from 1993 to 1994, which are both considered immaterial for comparison purposes.

     The statement of cash flows reflects proceeds from the sales (purchases) of government securities for 1994 and 1993. These amounts pertain to gross sales and (purchases) of government securities and are not being reflected as net sales (purchases) for the periods being reported.

     The General Partner believes that the Partnership will continue to incur operating and general and administrative expenses consistent with the prior years since occupancy has not fluctuated significantly from 1993 to 1994. Additionally, the properties are in good condition and significant repairs and maintenance or other capital improvements are not necessary at this time.

     Net income per limited partner unit decreased from $34.60 in 1993 to $24.45 in 1994, due primarily to the $101,500 decrease in rental revenue in the 179 Calle Magdalena Building .

RESULTS OF OPERATIONS - 1993 VS. 1992

     Operations for years ended December 31, 1993 and 1992 reflect full years of rental activities for the Partnership's properties. Net income increased 15.1% ($39,601) as a result of an 11.1% ($36,232) decrease in operating expenses in particular and a 4.6% decrease in total expenses. Cash from operations increased $80,474 as a result of higher overall revenues and lower overall expenses. The average occupancy for the Santa Fe and Clovis properties decreased from 84% in 1992 to 60% in 1993. However, during 1993 rental income increased $10,458 (1.2%) due increased occupancy in other Partnership properties and due to a tenant who vacated the Santa Fe property during December 1992 was obligated to make rent payment through the end of the lease, which expired in December 1993.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

     The Partnership generated $454,331 in income from operations before depreciation expense of $144,075 in 1993 compared to $417,416 in income from operations for 1992 before depreciation expense of $147,023. This 1993 income resulted from $5,616 interest income on money market investments, $564,745 in rental income, net of operating expenses of $290,877 and $116,030 in general and administrative expenses. Operating expenses decreased $36,232 (from $327,109 in 1992 to $290,877 in 1993) primarily as a result of $38,443 lower overall repairs and maintenance expenses, while general and administrative expenses increased $12,468 (from $103,562 in 1992 to $116,030 in 1993) primarily as a result of a $6,249 increase in General Partner management fees, and a $3,950 increase in accounting fees and general business insurance.

     The net income per limited partner unit was $34.60 in 1993 vs. $29.81 in 1992, due to increase rental revenue collected in connection with common area maintenance reimbursements from tenants and lower overall expenses as discussed above.

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





February 26, 1996