Form 10-Q/A
period 1995-03-31
ASSOCIATED PLANNERS REALTY FUND
filed 1996-02-27
CIK 785791

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

ITEM 1.   FINANCIAL STATEMENTS
     In the opinion of the General Partner of Associated Planners Realty Fund (the"Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three months ended March 31, 1995 and 1994, have been made in the following financial statements which are of normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

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

                     ASSOCIATED PLANNERS REALTY FUND
                    (A California Limited Partnership)


                         STATEMENTS OF INCOME
              Three Months Ended March 31, 1995 and 1994
                              (Unaudited)

                                        Three Months   Three Months
                                            Ended         Ended
                                         March 31,      March 31,
                                           1995            1994
                                         (Unaudited)    (Unaudited)
REVENUES (Note 2)
   Rental                                   $189,017     $184,192
   Interest                                      878        1,730

                                             189,895      185,922

COSTS AND EXPENSES (Note 3)
   Operating                                  47,162       43,002
   Property taxes                             13,996       14,658
   Property management fees                   10,457        9,209
   Unrealized loss in
   government securities                         ---        2,724
   General and administrative                 31,555       30,223
   Depreciation                               36,231       35,373

                                             139,401      135,189

LESS MINORITY INTEREST
   IN NET INCOME (LOSS) OF
   JOINT VENTURE (Note 1)                      2,030        2,661

NET INCOME                                   $48,464      $48,072
NET INCOME PER
   LIMITED PARTNERSHIP UNIT (Note 4)           $5.38        $5.35

[FN]

            See accompanying notes to financial statements.

                   ASSOCIATED PLANNERS REALTY FUND
                  (A California Limited Partnership)
                     STATEMENTS OF CASH FLOWS
            Three Months Ended March 31, 1995 and 1994
                           (Unaudited)
                                               Three Months   Three Months
                                                   Ended         Ended
                                                 March 31,      March 31,
                                                   1995            1994
                                               (Unaudited)      (Unaudited)
Cash flows from operating activities:
   Net income                                      $48,464        $48,072
   Adjustment to reconcile net income to
      net cash provided by operating activities:
     Depreciation                                   36,231         35,373
     Net proceeds from sale of investment
      in government securities account              54,099            ---
     Unrealized loss -
      investment in government securities              ---          1,391
     Minority interest in net income (loss)         (2,030)        (2,661)
   Increase (decrease) from changes in:
     Other assets                                   53,784       (16,395)
     Accounts payable                               28,420       (14,156)
     Security deposits                              16,118        (2,432)
Net cash provided by operating activities          235,086        49,192

Cash flows used in investing activities:
     Furniture and fixture additions              (10,587)           ---
     Construction in progress                    (441,187)           ---
Net cash provided by investing activities        (451,774)           ---

Cash flows (used in) provided by financing activities:
   Construction loan proceeds                       360,875           ---
   Distributions to limited partners               (74,990)       (93,738)
   Distributions to minority interest                  ---         (1,236)
Net cash provided by (used in) financing activities 285,885       (94,974)

Net increase (decrease) in cash
   and cash equivalents                              69,197      (45,782)
Cash and cash equivalents at beginning of period     36,227      139,748
Cash and cash equivalents at end of period         $105,424      $93,966

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

Statements of Cash Flow

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

                     ASSOCIATED PLANNERS REALTY FUND
                    (A California limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

     During the three months ended March 31, 1995, $235,086 in cash was provided by operating activities. This resulted from net cash basis income of $84,695 from operations (net income plus depreciation expense) plus $54,099 in proceeds received from the liquidation of the government securities account, that were deposited into the Partnership's money market account and a $53,784 decrease in other assets (primarily due to the reclassification of deposits used in the construction in progress of the Shaw Villa property), and a $28,420 increase in accounts payable (primarily attributable to normal increase in trade payables) and a $16,118 increase in security deposits and prepaid rent (due to prepaid rent received prior to March 31, 1995 which was not received as of December 31, 1994). Cash used in investing activities totaled $451,774 for the three months ended March 31, 1995 of which $441,187 pertained to the construction in progress of the Shaw Villa property and the remainder relates to furniture and fixture additions. Cash provided by financing activities totaled $285,885 of which $360,875 was proceeds received in connection with the construction in progress of the Shaw Villa property, offset by $74,990 of distributions paid to limited partners.

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

                     ASSOCIATED PLANNERS REALTY FUND
                    (A California limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     Construction at the shopping center is expected to be completed in two phases. First, 4,000 square feet of additional space will be erected on the new parcel, contiguous to an existing building at Shaw Villa. Construction is expected to be completed June 15, 1995. The Wherehouse will then be moved into this space. The current space occupied by the Wherehouse will then be remodeled and expanded by approximately 3,800 more square feet, for a total of 8,200 square feet. This construction is expected to be completed by September 15, 1995. The Wherehouse will than be relocated to the remodeled space, and the Partnership will attempt to lease the new 4,000 square foot space. The intended source of funds to repay the construction loan will be from additional rental revenue received on the additional space or the financing of another property (Santa Fe Business Park or Pacific Bell Building) which are not currently encumbered or the renegotiation of the current loan outstanding on the Shaw Villa Shopping Center property.

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



                     ASSOCIATED PLANNERS REALTY FUND
                     A California Limited Partnership
                                (Registrant)




February 26, 1996               By:  WEST COAST REALTY ADVISORS,INC.
                                   A California Corporation,
                                           General Partner



                                     William T. Haas
                                     William T. Haas
                         Director and Executive Vice President / Secretary





February 26, 1996
                                        Michael G. Clark
                                        Michael G. Clark
                                  Vice President / Treasurer