Form 10-Q/A
period 1995-06-30
ASSOCIATED PLANNERS REALTY FUND
filed 1996-02-27
CIK 785791

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

                    ASSOCIATED PLANNERS REALTY FUND
                  (A California Limited Partnership)

                     STATEMENTS OF CASH FLOWS
             Six Months Ended June 30, 1995 and 1994
                           (Unaudited)
                                                    Six Months    Six Months
                                                      Ended          Ended
                                                     June 30,       June 30,
                                                       1995            1994
                                                    (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net income                                          $223,755      $106,652
  Adjustment to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                       66,823         70,746
     Net proceeds from sale of investment
       in government securities account                 55,652          8,596
     Unrealized loss (gain) -
       investment in government securities                (98)          4,666
     Minority interest in net income (loss)            (3,531)        (5,823)
     Gain on sale of property                        (116,749)            ---
Increase (decrease) from changes in:
     Other assets                                       62,209       (12,646)
     Accounts payable                                 (15,877)       (47,288)
     Security deposits                                  10,736            723
Net cash provided by operating activities              282,920        125,626
Cash flows used in investing activities:
     Furniture & fixture additions                    (11,746)            ---
     Construction in progress                        (751,490)            ---
     Proceeds from sale of property                  1,517,819            ---
Net cash provided by investing activities              754,583            ---
Cash flows used in financing activities:
   Construction loan proceeds                          672,675            ---
   Distributions to limited partners                 (150,080)      (183,725)
   Distributions to minority interest                      ---        (1,236)
Net cash provided by (used in) financing activities    522,595      (184,961)
Net increase (decrease) in cash and cash equivalent  1,560,098       (59,335)
Cash and cash equivalents at beginning of period        36,227        139,748
Cash and cash equivalents at end of period          $1,596,325        $80,413

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



                            ASSOCIATED PLANNERS REALTY FUND
                             A California Limited Partnership
                                     (Registrant)





   Date:  February 26, 1996      By:  WEST COAST REALTY ADVISORS, INC.
                                       A California Corporation,
                                            General Partner




                                  William T. Haas
                            Director and Executive Vice
                               President /  Secretary




   Date:  February 26, 1996
                                  Michael G. Clark
                              Vice President / Treasurer