Form 10-K
period 1995-12-31
ASSOCIATED PLANNERS REALTY FUND
filed 1996-04-01
CIK 785791

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

(Mark One)

[ X  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                              FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1995

                                       OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER   0-16805


      ASSOCIATED PLANNERS REALTY FUND, (A CALIFORNIA LIMITED PARTNERSHIP)

             (Exact name of registrant as specified in its charter)

     CALIFORNIA                                   95-4036980

      State or other jurisdiction of                 (IRS Employer
      incorporation or organization                  identification)

         5933 WEST CENTURY BLVD., 9TH FLOOR, LOS ANGELES, CA 90045-5454

                    (Address of principal executive offices)
      Registrant's telephone number, including area code    (310) 670-0800

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class            Name of each exchange on which registered
          NONE                                         NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     O           No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [   ]

                                    PART  I
ITEM 1.   BUSINESS

   Associated Planners Realty Fund (the "Partnership"), was organized in November 1985, under the California Revised Limited Partnership Act. The General Partner is West Coast Realty Advisors, Inc. ("WCRA"), a California corporation.

   The Partnership was organized for the purpose of investing in, holding, and managing improved, unleveraged income-producing property, such as residential properties, office buildings, commercial buildings, industrial properties, miniwarehouse facilities, and shopping centers ("Properties"), which are believed to have potential for cash flow and capital appreciation. The Partnership intends to own and operate such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 1995, the Partnership had no employees.

   The Partnership's principal investment objectives are to invest the net proceeds in real properties which will:

          1.   Preserve and protect the Partnership's invested capital;
          2.   Provide for cash distributions from operations;
          3.   Provide gains through potential appreciation; and
          4. Generate federal income tax deductions so that a portion of cash distributions may be treated as a return of capital for tax purposes and, therefore, may not represent taxable income to the Limited Partners.

   The Partnership acquired an 81.2% interest in two office buildings on December 31, 1986 in a joint venture with a related party, a 100% interest in a shopping center on January 23, 1987, a 100% interest in a commercial office building on November 12, 1987, and a 100% interest in a miniwarehouse facility on May 9, 1988. The terms of the joint venture call for Associated Planners Realty Fund to receive 81.2% of the operating profits and depreciation expense on the property. Upon disposition of the property, the Partnership will be entitled to 81.2% of the proceeds received from the sale of the property. All properties are located in California except for the miniwarehouse which is
located in Washington.   The mini-warehouse was sold in May 1995  (See Item 7 -
Management's Discussion And Analysis of Financial Condition And Results of Operations).

   The ownership and operation of any income-producing real estate is subject to those risks inherent in all real estate investments. These include national and local economic conditions, the supply of and demand for similar types of real property, competitive marketing conditions, zoning changes, possible casualty losses, and increases in real estate taxes, assessments, and operating expenses, as well as others. In addition, the real estate market at this date is in a general state of uncertainty, and there is no assurance as to how long it might continue or its possible effect on the Partnership.

   This uncertainty is evidenced by the following conditions:

          1. Downtrends in the real estate market in various areas of the country as evidenced by high vacancy rates in the commercial sector, and a large unsold inventory of new homes, particularly in California.

          2. Economic recession, as evidenced by higher unemployment, slow consumer spending, and low increases in gross national product figures.

          3. The effect of current or proposed tax reform legislation which has slowed the level of sale and development of real estate and the formation of real estate partnerships in many areas of the country.

          4. Availability and cost of financing to allow for the purchase and sale of properties and to maintain overall real estate values.

   Although these factors have not materially affected the current financial results of the Partnership, there is a potential for them to have material effects on the Partnership's operations over the long-term.

   The Partnership is subject to competitive conditions that exist in the local markets where it operates rental real estate. These conditions are discussed in
Item 2-- "Properties".

   The Partnership is operated by the General Partner, subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by WCRA.

ITEM 2.   PROPERTIES

   The properties acquired and disposed of by the Partnership are described below:

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

   Building 3 contains one office suite of 6,944 square feet. As of December 31, 1995, the building was 66 % occupied and the average rent per occupied square foot was $1.06. Building 5 contains 6,944 rental square feet, and its offices range in size from 90 to 350 square feet. As of December 31, 1995, the occupancy rate was 82 %, and the average monthly rent per occupied square foot was approximately $1.56 . No one tenant occupied 10% or of the rental square footage for Building 5 as of December 31, 1995. Tenants occupying more than 10% of Building 3 are noted below:

Infoplace: 13.8% of rentable square footage; Rent is $12,756 per year (17% of total rent for the building). Lease expires August 31, 1996. Renewal options:
None.

Cohan: 13.8% of rentable square footage; Rent is $12,672 per year (17% of total rent for the building). Lease expires October 31, 1996. Renewal options:
None.

Synteract: 17.9% of rentable square footage; Rent is $14,664 per year (20% of total rent for the building). Lease expires September 30, 1996. Renewal options: One year for $17,160.

PLG: 20.5% of rentable square footage; Rent is $18,797 per year (26% of total rent for the building). Lease expires September 30, 1998. Renewal options:
None.

   The building and improvements are depreciated over 5 to 19 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the General Partner.

SHAW VILLA SHOPPING CENTER

   On January 23, 1987, the Partnership purchased the Shaw Villa Shopping Center (the "Center"), a 12,678 net leasable square foot shopping center located in Clovis, California.

   The Center was completed in 1978, and is situated on 69,260 square feet of land. The Center consisted of two buildings of 8,250 and 4,428 square feet each. Stores range in size from 1,000 to 3,000 square feet in the larger building. There are seventy parking spaces available within the Center.

   Wherehouse Entertainment, Inc. (a nationally known audio/video store) occupied the entire smaller building under a lease that expired January 1994, and at which time it then began paying $3,540 per month in rent ($0.80 per square foot plus a percentage of rent based on taxable sales) on a month to month lease. On June 15, 1995, The Wherehouse moved into a larger space (4,000 square feet) and began paying rent at the rate of $4,000 per month on a month-to-month basis. On November 4, 1995, the Wherehouse moved into a larger, newly constructed space, and signed a lease which runs through October 31, 2010, and calls for minimum monthly rent of $10,588 per month. (No other tenant besides Wherehouse Entertainment, Inc., occupies 10% or more of the rental square footage of the Shaw Villa Shopping Center).

   In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was paid for using $23,602 in cash, and the remainder financed by a one year construction loan provided by Valliwide Bank of Fresno. The loan carries an interest rate of 2% over the bank's prime rate, with the total loan commitment equaling $1,365,000. The loan is interest only with payments being made via additional draws against the loan. The outstanding loan balance at December 31, 1995 was $1,225,950.

   Construction at the shopping center was completed in two phases. First, 4,000 square feet of additional space was erected on the new parcel, contiguous to an existing building at Shaw Villa. Construction of this phase was completed June 1, 1995. The Wherehouse then moved into this space on June 15, 1995. The space occupied by the Wherehouse was then remodeled and expanded by approximately 3,900 more square feet, for a total of 8,272 square feet. This construction was completed by November 1, 1995. The Wherehouse was then relocated to the remodeled space on November 4, 1995, and the Partnership was in a position to lease the new 4,000 square foot space. As of December 31, 1995, the Partnership has thus far been unsuccessful in obtaining a new tenant for the 4,000 square foot space.

   This additional work is expected to enhance the value of the parcel and operating cash flows in the long run. The construction loan is expected to be replaced by permanent financing on or before December 31, 1996. The Partnership has already received a commitment from a major insurance company to replace the construction loan with a twenty year loan. The material terms of this commitment include are: 1) Amount of the loan: $1,500,000, 2) Term: 10 years with 20 year amortization, 3) Interest Rate: 9.625%, or the rate equal to the weekly average of the five-year Treasury Note yield for the seventh week prior to loan closing, plus 250 basis points, and 4) Payments: $14,105 per month, (if the interest rate is 9.625%).

   In August 1995, Wherehouse Entertainment (the parent company of the Wherehouse), sought protection under Chapter 11 of the Bankruptcy Code. Despite this filing, the Wherehouse store in the Shaw Villa Center has continued to operate and the Partnership has continued to collect payments due. The Wherehouse has contacted the Partnership regarding a possible reduction in its rent obligation in connection with its new enlarged space. In addition, the Partnership has an agreement with The Wherehouse to reimburse the tenant for up to $165,000 in improvement costs that the tenant has incurred in connection with the construction and move-in to the new space. At this time, the Partnership and The Wherehouse are still negotiating the issue, but nothing has been resolved. Given the fact that The Wherehouse is operating under protection of the bankruptcy laws, and a plan of reorganization is not expected to be approved until April 1996, this issue is not expected to be resolved until sometime after that month. The Partnership has sufficient commitment from its permanent financing lender to finance the $165,000 in improvement costs. In addition, the Partnership has identified several retail tenants who would be interested in occupying the Wherehouse space if nullification of the Wherehouse lease were to take place.

   The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by WCRM.

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

   The average monthly rent per occupied square foot was approximately $.72 ($18,831 per month) up until September 15, 1995. At that time, the rent was adjusted upwards to $.756 per square foot ($19,772 per month) based on certain provisions in the lease allowing for increases based on changes in the Consumer Price Index. The lease is a "triple net" lease, requiring Pacific Bell to pay insurance, taxes, maintenance, and all other operating costs.

     The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax bases for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by WCRM.

   In August 1995, as part of a general Company-wide consolidation, Pacific Bell vacated the property. Subsequent to that date, in November 1995, a subsidiary of Pacific Bell moved into the building to occupy a small portion of the
property (1,700 square feet).   Pacific Bell continues to pay its lease
obligation on a regular basis.

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

   On May 15, 1995, the Shurgard Mini-Warehouse was sold to Shurgard Storage centers, Inc. ("the Buyer"). The gross sales price was $1,550,000, although the Partnership received $1,510,976 in net proceeds as a result of the transaction. This net proceeds amount is calculated as the gross sale price of $1,550,000 less $23,486 in excise taxes paid to the State of Washington, less $4,332 in miscellaneous escrow closing costs, less $11,206 in prepaid user rents, net of rent receivable and property taxes, attributable to the Partnership. Net sales proceeds for tax reporting purposes are $1,522,182. The amount of consideration received from the sale of the property was arrived at through an arms-length negotiation process with the Buyer. The sale was consummated for all cash without the use of seller provided financing, or other installment sale techniques. the Buyer of the property is an affiliate of the original seller of the property that the Partnership acquired the property from in 1987. The sale of the Shurgard property resulted in a $116,749 gain on sale.

   The building and improvements were depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property were the same.

SUMMARY

As of December 31, 1995, the combined occupancy rate of all the Partnership's properties, was 87%. In the opinion of the General Partner, all properties are adequately covered by insurance.

   The schedule below indicates the average annual occupancy rate expressed as a percentage of rentable square feet for the last five years:


    Year       Santa Fe        Shaw Villa     Pacific Bell    Shurgard
               Business Park   Shopping       Building        Miniwarehouse
               - 2 properties  Center

1995           Bldg.#3 = 66%        81%           100%            n/a
               Bldg.#5 = 82%

1994           Bldg.#3 = 0%        76%            100%            85%
               Bldg.#5 = 80%

1993           Bldg.#3 = 0%        92%            100%            80%
               Bldg.#5 = 62%

1992           Bldg.#3 = 100%      100%           100%            80%
               Bldg.#5 = 84%

               Bldg.#3 = 100%      76%            100%            75%
1991           Bldg.#5 = 73%

   The total original acquisition cost to the Partnership of each property and the dates of acquisition were as follows:


               DESCRIPTION                   ACQUISITION      ACQUISITION
                                                 COST            DATES
Santa Fe Business Park (Building 3)           $ 699,973         12/31/86
Santa Fe Business Park (Building 5)             825,281         12/31/86
Shaw Villa Shopping Center                    1,208,990         01/23/87
Pacific Bell Building                         2,616,523         11/12/87
Shurgard Miniwarehouse (Sold May 15,          1,603,144         05/09/88
1995)
                       TOTAL                  6,954,378


ITEM 3.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART  II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

   At December 31, 1995, there were 7,499 limited partnership units outstanding and 669 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop. There are no units available for sale at December 31, 1995.

    Distributions totaling $1,769,282, $348,703, and $356,202, were made in 1995, 1994, and 1993, respectively, and were made to unit holders of record at the end of the calendar quarters indicated below. These distributions constituted a return of capital of $1,492,408, $130,811, and $53,515, in 1995, 1994, and 1993, respectively. In addition, $53,543 in distributions were paid to unit holders subsequent to the year-end in February 1996.

     The distribution amounts for 1995 and 1994 are summarized below:

 Record Date      Date Paid         Per Unit           Units     Total Paid
                                                    Outstanding

  12/31/93        02/09/94            12.50            7,499       93,737
  03/31/94        05/05/94            12.00            7,499       89,988
  06/30/94        08/02/94            12.00            7,499       89,988
  09/30/94        11/03/94            10.00            7,499       74,990
  12/31/94        02/03/95            10.00            7,499       74,990
  03/31/95        07/07/95       182.69-207.39*        7,499      1,506,817
  06/30/95        11/06/95            7.50             7,499       56,243
  09/30/95        11/06/95            7.50             7,499       56,242

* Pertains to distribution of proceeds from the sale of the Shurgard property.

   Distributions are made based on income from operations, before depreciation and amortization, available as a result of the previous quarter's operations.

ITEM 6.   SELECTED FINANCIAL DATA

   The selected financial data should be read in conjunction with the financial statements and related notes and Item 7--" Management Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. This statement is not covered by the accountants' opinion included elsewhere in this report.

                                                 1995        1994        1993       1992        1991
Operations for the years ended December 31:
Revenues                                        $639,039    $754,950   $ 861,238 $  848,087   $ 798,919
Net Income                                       276,874     217,892     302,687    263,087     248,498
Net Income per Limited Partner Unit *              33.23       24.45       34.60      29.81       27.94
Distributions per Limited Partner Unit *          235.94       46.50       47.50      40.00       49.00

Financial position at December 31:
Total Assets                                   6,011,070   6,255,376   6,459,247  6,491,943   6,527,404
Construction Loan                              1,225,950         --           --         --          --
Partners' Equity                               4,478,268   5,985,898   6,116,709  6,170,224   6,207,098

[FN]

*Net income and distributions per limited partner unit were based on the weighted average number of outstanding units.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Partnership began offering for sale limited partnership units on March 28, 1986. On July 16, 1986, the Partnership reached its minimum offering level of $1,200,000, and funds were released from an escrow account to the Partnership. The Partnership sold units throughout the remainder of the year, and raised $3,397,000 in gross proceeds or $3,025,961 net of syndication costs and sales commissions as of December 31, 1986. During 1986, the Partnership purchased two properties for $1,525,254 cash (the Santa Fe Business Park (two buildings)). During 1987, the Partnership purchased two additional properties for $3,829,207 cash (the Shurgard Mini-Warehouse and the Shaw Villa Shopping Center). The Partnership filed Post-Effective Amendment No. 1 to the Form S-18 used to register the Partnership. This filing was done to extend the period that units could be offered for sale by registrant to March 28, 1988. On December 30, 1987, the sale of units ended with $7,499,000 raised or $6,725,211 net of syndication costs and sales commissions. During 1988, the Partnership acquired its last and final property for $1,603,144 cash (the Pacific Bell Building). As of December 31, 1988, the Partnership completed its property acquisition phase.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   In May 1995, the Partnership began the first step of the disposition phase of the Partnership's life cycle through the sale of the mini-warehouse located in Puyallup, Washington to Shurgard Storage Centers, Inc. The Partnership received approximately $1,510,976 in cash in connection with the sale (there was no debt assumed in connection with the sale). The General Partner did not receive any compensation in connection with its services provided in selling the property. The sale of the Shurgard property resulted in a gain of $116,749.

    In January 1995, the Partnership commenced a redevelopment project in order to enhance the value of the Partnership's Ownership of the Shaw Villa Shopping Center. The purpose of the project was primarily to increase the rentable square feet available in the Center, and particularly construct a larger retail space for Wherehouse Records--the primary tenant--in order to maintain that business as a long term tenant. A parcel of land adjacent to the Shopping Center was purchased for $206,749, including a $13,102 acquisition fee paid to the General Partner. The purchase was financed using $23,602 in cash, and the remainder by a one year construction loan from Valliwide Bank of Fresno. The loan bears interest at 2% over the bank's prime rate and the total construction loan commitment was for $1,365,000. The construction loan is interest only with payments via additional draws against this loan. The construction project was completed on November 2, 1995 with costs totaling $1,389,009, including $87,838 in capitalized interest costs. The Wherehouse moved into an enlarged space on
November 4, 1995,   At December 31, 1995, there was 4,000 square feet of vacant space in the Center (19.5%) of total available space.

     The Pacific Bell Building was vacated by its tenant (Pacific Bell) in August 1995. However, the tenant continues to pay its rental obligation on the
building.  The Pacific Bell lease ends September 1997.   The Partnership has an
ongoing effort to locate a suitable tenant for the building prior to the termination of this lease.

    The Partnership is currently not actively marketing any of the Partnership's remaining properties for sale at this time.

   During the year ended December 31, 1995, the Partnership made distributions to the general and limited partners totaling $1,784,504 of which $1,507,630 constituted a return of capital. The $1,784,504 in distributions compared favorably to the $1,804,673 in cash generated from property operations (net income plus depreciation expense less gain on sale of property) and proceeds from the sale of the Shurgard property. On February 4, 1996, the Partnership made a distribution to limited partners totaling $53,543. Distributions are determined by management based on cash flow and the liquidity position of the Partnership. It is the intention of management to make quarterly distributions of cash, subject to the maintenance of reasonable reserves.

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

The third point relates to life cycle. The Partnership completed its funding and acquisition of property in previous years. Thus, the Partnership is in the
property operating stage.   As part of these operating activities, the
partnership was involved in purchasing and developing the aforementioned parcel in Clovis in 1994 and 1995. This activity is expected to enhance rental revenues and increase the value of the Shaw Villa Shopping Center. The Partnership believes that cash flows provided by operating activities will
continue.   Although the Partnership did sell the Shurgard Property in 1995, there are currently no plans to sell additional properties in 1996. However, the General Partner will review any unsolicited offers for the purchase of the Partnership's properties to determine if a negotiated sale would be in the Partnership's best interests.

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

   During the year ended December 31, 1995, the General Partner earned
partnership management fees of $35,953.   Subsequent to year-end, the General
Partner received a partnership management fee of $5,949. Partnership management fees were paid and calculated in accordance with the partnership agreement.

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


NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of"
(SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership has elected the early adoption of SFAS No.
121. This change had no effect on the statement of income for the year ended December 31, 1995.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - 1995 VS. 1994

   Operations for the year ended December 31, 1995 reflect only four and one half months of operations for the Shurgard property, as this property was sold on May 15,1995 to an unaffiliated third party. As such, the overall results of the Partnership are not directly comparative to those of 1994, due to the ownership of less property, and the distribution of sales proceeds from the Shurgard property on July 7, 1995 (shortly after the sale).

Rental revenue decreased $131,694 (18%) from 1994 to 1995, primarily due to the sale of the Shurgard property in May which resulted in approximately $165,000 less in rental revenue if the property had been held the entire year (based on current and prior year results). The loss of revenue on Shurgard was offset by an increase in revenue on the 179 Calle Magdalena property which was vacant during 1994, but had $26,410 in revenue during 1995, due to some leasing activity at the end of the year. Interest income increased $15,783 (308%) during 1995 as compared to 1994 due primarily to a large amount of funds held from approximately May 16 to July 7 as a result of the sale of the Shurgard property. In addition, the sale of the Shurgard property resulted in a $116,749 gain on sale, which increased net income for the year to $276,874, or 2.7% higher than 1994's level.

   The Partnership benefited from lower overall costs and expenses in 1995 as compared to 1994. These totaled $470,564--a $77,601 (14.1%) decrease from 1994's level of $548,165. This decrease was the result of decreases in three major expense categories. Property operating costs decreased $36,116 (12%) due to the sale of the Shurgard mini-warehouse. In addition, there was less repair and maintenance costs on all other properties in 1995 as compared to 1994. General and administrative costs decreased $19,699 (18%) due to lower general partnership insurance costs and lower partnership management fees (due to lower distributions of quarterly income to the limited partners resulting in lower partnership management fees being paid to the General Partner). Depreciation expense decreased $19,127 (14%) due to the sale of the Shurgard property.

   The net result of these more significant variances is that the net income for 1995 was $58,982 (27%) higher than for 1994. Even though the Shurgard property was sold in May, the gain reported in connection with the sale greatly offset the loss of revenues from that property. In addition, several categories of expenses dropped as well. The gain on the sale of the property is of course a one-time occurrence, but the drop in these categories of expenses is anticipated to be an ongoing occurrence. On an operating cashflow basis (net income plus depreciation expense, less the gain on sale of property) the Partnership realized $282,491 in 1995, compared to $359,385 in 1994. This $76,894 drop is primarily due to the loss in positive cash flow from the Shurgard property.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Cash and cash equivalents increased $67,073 for the year ended December 31, 1995 as opposed to a $103,521 decrease for the year ended December 31, 1993.
Net cash from operating activities was $116,863 (38%) higher due primarily to changes in various asset and liability account balances that resulted in an increase in cash. Investing activities resulted in a $201,584 increase in cash as opposed to a $60,762 decrease in 1994. 1994's decrease was due to cash used towards construction work at the Shaw Villa Shopping Center. 1995's increase was due to cash received from the sale of the Shurgard property ($1,522,182) exceeding cash applied towards construction of the improvements at Shaw Villa ($1,389,009). Cash used by financing activities was $558,554 in 1995 as opposed to $349,939 in 1994. This was due to the cash used for distributions to limited and general partners, less proceeds from the construction loan in 1995, exceeding the distributions to limited partners and the Santa Fe Business Park minority interest partner in 1994.

   In summary then, a significant amount of cash was generated in 1995 as the result of the sale of the Shurgard Mini-warehouse and continuing operating profits from the various properties. The Partnership elected to distribute most of these amounts to the partners. The large construction project undertaken at the Shaw Villa Shopping Center was funded primarily with the use of proceeds received from a construction loan. In comparison, 1994's results were reflective primarily of a full year of operations for all of the properties originally acquired by the Partnership, without any construction activities or property dispositions.

    In 1996 and beyond, the Partnership expects to incur interest expense costs in connection with the construction loan, and later, permanent financing that will be taken on in connection with the Shaw Villa Shopping Center. The Partnership anticipates at this time that the higher interest expense will be only be partially offset by higher rental income from that property, and that cash flow from that property in 1996 should be lower than it was in 1995. The operating cash flow is expected to drop further in 1996 as compared to 1995 due to the Shurgard property not being owned for an entire year, compared to the four and one half months that it was owned in 1995. Ongoing distributions of quarterly profits have already been impacted by these two occurrences in the latter half of 1995, but further decreases in the level of distributions per unit are not contemplated at this time.

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

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Partnership generated $362,142 in income from operations before depreciation expense of $141,493 and unrealized loss on government securities of $2,757, compared to $454,331 in income from operation for 1993 before depreciation expense of $144,075. Distributions to limited partners were only slightly impacted--dropping from $356,202 in 1993 to $348,703 in 1994. Distributions did not decrease more due to the payout of prior years' undistributed income in 1994 that had been held in reserves. Operating expenses increased $5,013 (1.7%) and general and administrative expenses decreased $8,005 (6.9%) from 1993 to 1994, which are both considered immaterial for comparison purposes.

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

     Net income per limited partner unit decreased from $34.60 in 1993 to $24.45 in 1994, due primarily to the $101,500 decrease in rental revenue in the 179 Calle Magdalena Building.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         PAGE

Report of Independent Certified Public Accountants...................     19

Balance Sheets -- December 31, 1995 and 1994 .........................    20

Statements of Income for the years ended
     December 31, 1995, 1994, and 1993 ...............................    21

Statements of Partners' Equity for the years ended
     December 31, 1995, 1994, and 1993 ...............................    22

Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993 ................................ 23-24

Summary of Accounting Policies ....................................... 25-26

Notes to Financial Statements ........................................ 27-33

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Associated Planners Realty Fund
(a California limited partnership)
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, as of December 31, 1995 and 1994 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and
schedules  are  the  responsibility  of  the  Partnership's  management.    Our
responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, at

December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules presents fairly, in all material respects, the information set forth therein

As discussed in the summary of accounting policies, the Company changed its method in accounting for investments in 1994 to conform with SFAS No. 115.

BDO SEIDMAN, LLP

Los Angeles, California
February 12, 1996


ASSOCIATED PLANNERS REALTY FUND
BALANCE SHEETS


December 31,                                          1995            1994

ASSETS
Rental real estate, less accumulated
 depreciation (Note 2)                              $5,843,681      $6,050,882
Cash and cash equivalents                              103,300          36,227
Investment in government securities, at market value         -          55,554
Other assets                                            64,089         112,713

Total assets                                        $6,011,070      $6,255,376


LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
 Accounts payable:
  Trade                                             $    2,368        $ 23,955
  Related party (Note 6)                                26,668             101
 Construction loan (Note 4)                          1,225,950               -
 Security deposits and prepaid rent                     44,848          20,103
 Other liabilities                                           -             701

Total liabilities                                    1,299,834          44,860

COMMITMENTS

MINORITY INTEREST                                      232,968         224,618

PARTNERS' EQUITY
 Limited partners:
  $1,000 stated value per unit - authorized
   7,500 units; issued and outstanding 7,499         4,133,882       5,653,977
 General partner                                       344,386         331,921

Total partners' equity                               4,478,268       5,985,898

Total liabilities and partners' equity              $6,011,070      $6,255,376

[FN]
See accompanying summary of accounting policies and notes to consolidated financial statements.


ASSOCIATED PLANNERS REALTY FUND
STATEMENTS OF INCOME


Years ended December 31,                      1995        1994          1993

REVENUES
 Rental (Notes 2 and 3)                    $618,130      $749,824    $855,622
 Interest                                    20,909         5,126       5,616

                                            639,039       754,950     861,238

COSTS AND EXPENSES
 Operating                                  259,774       295,890     290,877
 General and administrative                  88,326       108,025     116,030
 Depreciation and amortization              122,366       141,493     144,075
 Loss on government securities                   98         2,757           -

                                            470,564       548,165     550,982

INCOME FROM OPERATIONS                      168,475       206,785     310,256

GAIN ON SALE OF PROPERTY                    116,749             -           -

MINORITY INTEREST IN NET LOSS (INCOME)
 OF JOINT VENTURES                           (8,350)       11,107      (7,569)

NET INCOME                                  $276,874     $217,892     $302,687

NET INCOME PER LIMITED PARTNERSHIP
 UNIT (Note 7)                             $   33.23      $ 24.45      $ 34.60

[FN]
See accompanying summary of accounting policies and notes to consolidated financial statements.


ASSOCIATED PLANNERS REALTY FUND
STATEMENTS OF PARTNERS EQUITY


                                            Limited Partners

                                                                     General
                                Total        Units       Amount      Partner

BALANCE, January 1, 1993       $6,170,224    7,499     $5,916,060    $254,164

 Net income for the year        302,687          -       259,453      43,234

 Distribution to limited
  partners                     (356,202)         -      (356,202)          -

BALANCE, December 31, 1993     6,116,709     7,499     5,819,311     297,398

 Net income for the year        217,892          -       183,369      34,523

 Distribution to limited
  partners                     (348,703)         -      (348,703)          -

BALANCE, December 31, 1994     5,985,898     7,499     5,653,977     331,921

 Net income for the year        276,874          -       249,187      27,687

 Distribution to limited
  partner                      (1,769,282)       -     (1,769,282)         -

 Distribution to general
  partner                       (15,222)         -             -     (15,222)

BALANCE, December 31, 1995     $4,478,268    7,499     $4,133,882    $344,386

[FN]
See accompanying summary of accounting policies and notes to consolidated financial statements.


ASSOCIATED PLANNERS REALTY FUND
STATEMENTS OF CASH FLOWS


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                         1995         1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                    $276,874     $217,892    $302,687
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                122,366      141,493     144,075
   Gain on sale of property                    (116,749)           -          -
   Minority interest in net (loss) income         8,350     (11,107)       7,569
  Increase (decrease) from changes in:
   Government securities                         55,554       74,649    (130,203)
   Other assets                                  48,624     (55,030)      25,719
   Accounts payable - trade                     (21,587)     (2,386)      (1,538)
   Accounts payable - related party             26,567      (38,002)      37,523
   Security deposits and prepaid rent           24,745      (19,528)      (9,395)
   Other liabilities                              (701)        (801)         842

Net cash provided by operating activities      424,043       307,180     377,279

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property               1,522,182           -           -
 Additions to rental real estate             (1,389,009)          -           -
 Additions (deletions) to construction
        in progress                               68,411     (60,762)     (7,649)

Net cash provided by (used in)
   investing activities                          201,584     (60,762)     (7,649)



ASSOCIATED PLANNERS REALTY FUND
STATEMENTS OF CASH FLOWS (CONT.)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                         1995       1994      1993

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from construction loan             1,225,950         -           -
 Distributions to limited partners         (1,769,282)   (348,703)  (356,202)
 Distributions to general partners            (15,222)         -           -
 Distributions to minority interest                 -      (1,236)   (14,182)

Net cash used in financing activities        (558,554)   (349,939)  (370,384)


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                   67,073    (103,521)      (754)

CASH AND CASH EQUIVALENTS, beginning of year   36,227    139,748      140,502

CASH AND CASH EQUIVALENTS, end of year   $    103,300   $ 36,227    $ 139,748

[FN]
See accompanying summary of accounting policies and notes to consolidated financial statements.

ASSOCIATED PLANNERS REALTY FUND
SUMMARY OF ACCOUNTING POLICIES

BUSINESS Associated Planners Realty Fund (the "Partnership"), a California limited partnership, was formed on November 19, 1985 under the Revised Limited Partnership Act of the State of California. The Partnership was formed to acquire income-producing real property throughout the United States with emphasis on properties located in California and southwestern states. The Partnership purchases such properties on an all cash basis and intends to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

BASIS OF             The consolidated financial statements do not  give effect
PRESENTATION         to any assets that the partners may have outside of their
                     interest  in  the  partner ship,  nor  to   any  personal
                     obligations, including income taxes, of the partners.

                     The  consolidated   financial  statements   include   the
                     accounts   of Associated  Planners  Realty Fund  and  all
                     joint ventures in which it has a majority interest.

RENTAL REAL          Assets are  stated at  cost.   Depreciation  is  computed
ESTATE AND           using the  straight-line  method  over  estimated  useful
DEPRECIATION         lives ranging from five to 35 years.

                     In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required.

ASSOCIATED PLANNERS REALTY FUND
SUMMARY OF ACCOUNTING POLICIES

RENTAL INCOME        Rental revenue is recognized on a straight-line  basis to
                     the extent that rental revenue is deemed collectible.

INVESTMENTS          During 1994, the Company changed its method of accounting
                     for Invest ments.   Investments, which  represent trading
                     securities, are accounted for in accordance with SFAS No.
                     115. The difference between historical cost and market value are reported as unrealized gains or losses in the consolidated statements of income. The effect of this change in accounting policy is not material to the financial statements.

                     For the purposes  of the  statements of  cash flows,  the
STATEMENTS OF        Partnership considers  cash in  the bank  and all  highly
CASH FLOWS           liquid investments purchased with original
                      maturities of three months or less, to be cash  and cash
                     equivalents.

USE OF ESTIMATES     The preparation  of  financial statements  in  conformity
                     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                     Actual results could differ from those estimates.

RECLASSIFICATIONS    For comparative purposes, certain prior year amounts have
                     been  reclassified  to  conform   to  the  current   year
                     presentation.

ASSOCIATED PLANNERS REALTY FUND
NOTES TO FINANCIAL STATEMENTS

1. NATURE OF         The Partnership  began accepting  subscriptions in  March
   PARTNERSHIP       1986 and completed its funding in December 1987.

                     Under the terms of the partnership agreement, the General Partner, West Coast Realty Advisors, is entitled to cash distributions ranging from 10% to 15%. The General Partner is also entitled to net income (loss) allocations varying from 1% to 15% and 1% depreciation and
                     amortization   in   accordance   with   the   partnership
                     agreement.

2. RENTAL REAL       The Partnership currently has interests in  the following
   ESTATE            four rental real estate prop erties, two are wholly-owned
                     and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%):

                        Location                          Acquisition
                      (Property Name)   Date Purchased       Cost


                     Encinitas, California
                      (179 Calle
                     Magdelena)         December 31, 1986    $555,743

                     Encinitas, California
                      (187 Calle
                     Magdelena)         December 31, 1986     639,697

                     Clovis,
                      California        January 23, 1987    1,208,990

                     Simi Valley,
                     California         November 12, 1987   2,620,217


                     The major categories of property are:
                     December 31,                         1995          1994


                     Land                         $2,361,894      $2,644,667
                     Buildings and improvements    4,404,947       4,387,135
                     Furniture and fixtures           46,660          31,697

                                                   6,813,501       7,063,499
                     Less accumulated depreciation   969,820       1,081,028

                                                   5,843,681       5,982,471
                     Construction in progress (Note 3)     -          68,411

                     Net rental real estate       $5,843,681      $6,050,882

ASSOCIATED PLANNERS REALTY FUND
NOTES TO FINANCIAL STATEMENTS


2. RENTAL REAL       A significant portion of the Partnership's rental revenue
   ESTATE            was earned from tenants whose individual  rents represent
   (CONTINUED)       more than 10% of total rental revenue.  Specifically:

                        One tenant accounted for 38% in 1995;
                        One tenant accounted for 30% in 1994;
                        Two tenants accounted for 26% and 12% in 1993.

3. FUTURE            As of  December 31,  1995, future  minimum rental  income
   MINIMUM           under existing leases,  excluding month  to month  rental
   RENTAL INCOME     agreements, that  have remaining  noncancelable terms  in
                     excess of one year are as follows:

                     Year Ending

                     December 31,                            Amount

                       1996                                 $522,770
                       1997                                  432,929
                       1998                                  229,957
                       1999                                  213,816
                       2000                                  218,204


                       Total                              $1,617,676

                     Future minimum rental income does not include lease renewals or new leases that may result after a noncan-celable-lease expires.

ASSOCIATED PLANNERS REALTY FUND
NOTES TO FINANCIAL STATEMENTS


4. CONSTRUCTION      In January  1995,  the  Partnership closed  escrow  on  a
IN                   parcel of  land  adjacent  to  the  Shaw  Villa  Shopping
   PROGRESS AND Center. The purchase price of the land was $206,749, CONSTRUCTION including a $13,102 acquisition fee paid to the Advisor. LOAN PAYABLE The purchase was financed using $23,602 in cash, and the remainder by a one year construction loan  from Valliwide
                     Bank of Fresno.  The loan  bears interest at 2% over  the
                     bank's prime rate (11% at December 31, 1995).   The total
                     construction loan  commitment  is  for  $1,365,000  which
                     matures on June 5, 1996.  Borrowings on  the construction
                     loan  totaled   $1,225,950.     The   construction   loan
                     amortization  is   interest   only  with   payments   via
                     additional draws against this loan.  The construction was
                     completed during  1995 and  total construction  costs  of
                     $1,372,900  was   allocated   to   land,   building   and
                     improvements. Included in construction costs is $87,838 in construction loan interest that was capitalized.

                     The carrying amount is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

ASSOCIATED PLANNERS REALTY FUND
NOTES TO FINANCIAL STATEMENTS


5.  COMMITMENTS      The  Partnership has an  agreement to reimburse a  tenant
                     for up to $165,000 in improvement costs incurred in connection with construction and move-in costs.

6.  RELATED PARTY    (a)  In  accordance  with   the  partnership   agreement,
TRANSACTIONS         compensation earned  by  or services  reimbursed  to  the
                     General Partner consisted of the following:

                     Year ended December 31,     1995        1994       1993


                     Partnership management fees $35,953 $38,745 $39,577 Administrative services:
                        Data processing            4,609     4,774      4,572
                        Postage                    2,782     1,910      2,855
                        Investor processing        1,844     2,452      1,829
                        Investor communications    1,383     1,432      1,372
                        Duplication                  922       955        914
                        Miscellaneous                461       477        458

                                                $ 47,954  $ 50,745    $51,577

ASSOCIATED PLANNERS REALTY FUND
NOTES TO FINANCIAL STATEMENTS


6. RELATED PARTY (b) Property management fees to West Coast Realty TRANSACTIONS Management, Inc. ("WCRM"), an affiliate of the General
   (CONTINUED)       Partner, were  $22,930, $22,728  and   $28,693 for  1995,
                     1994 and 1993.

                     (c)  Distributions of $-0-, $1,236 and $14,182  for 1995,
                     1994 and 1993 were made to an affiliate in connection with the minority interest. The minority interest in earnings (loss) was $(8,350), $(11,107) and $7,569 for
                     1995, 1994 and 1993.

                     (d)  Related party accounts payable are as follows:

                         December 31,                         1995     1994

                         Associated Financial Group, Inc.  $ 13,351   $    -
                         West Coast Realty Advisors           6,000        -
                         WCRM                                 7,317      101

                                                        $    26,668   $  101


7. NET INCOME        The Net Income per Limited Partnership Unit  was computed
   AND CASH          in accordance with  the partnership  agreement using  the
   DISTRIBUTIONS     weighted   average   number   of   outstanding    limited
   PER LIMITED       partnership units of 7,499 for 1995, 1994 and 1993.
   PARTNERSHIP
   LIST

ASSOCIATED PLANNERS REALTY FUND
NOTES TO FINANCIAL STATEMENTS

7.  NET INCOME       The Limited Partner cash  distributions, computed in
    AND CASH         accordance  with the Partnership Agreement, were as
    DISTRIBUTIONS    follows:
    PER LIMITED      Record            Outstanding     Amount       Total
    PARTNERSHIP      Date                 Units       Per Unit    Distribution
    LIST
    (CONTINUED)
                     September 30, 1995     7,499     $  15.00    $  112,485
                     March 31, 1995         7,499        10.00        74,990
                     December 31, 1994      7,499        10.00        74,990

                     Additional distribution
                       upon sale of property    $182.69 - $207.39  1,506,817

                     Total                                        $1,769,282


                     September 30, 1994       7,499     $10.00    $    74,990
                     June 30, 1994            7,499      12.00         89,988
                     March 31, 1994           7,499      12.00         89,988
                     December 31, 1993        7,499      12.50         93,737

                     Total                                        $   348,703


                     September 30, 1993       7,499    $12.50     $    93,737
                     June 30, 1993            7,499     12.50          93,738
                     March 31, 1993           7,499     12.50          93,737
                     December 31, 1992        7,499     10.00          74,990

                     Total                                        $   356,202


     Distributions were paid in the fiscal quarter following the record date.

ASSOCIATED PLANNERS REALTY FUND
NOTES TO FINANCIAL STATEMENTS


8. NEW               Statement of  Financial  Accounting  Standards  No.  121,
   ACCOUNTING        "Accounting for the Impairment  of Long-Lived Assets  and
   PRONOUNCE-        for Long-Lived Assets to Be  Disposed of" (SFAS No.  121)
   MENTS             issued by the Financial Accounting Standards Board (FASB)
                     is effective for  financial statements  for fiscal  years
                     beginning after  December 15,  1995.   The  new  standard
                     establishes  new  guidelines  regarding  when  impairment
                     losses on  long-lived  assets, which  include  plant  and
                     equipment, and  certain identifiable  intangible  assets,
                     should be recognized and how impairment losses  should be
                     measured.  The Partnership has elected the early adoption
                     of SFAS  No. 121.    This change  had  no effect  on  the
                     statement of income for the year ended December 31, 1995.


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
Information required by Rule 12-28 is as follows:

                      --Initial Cost--  Cost Capitalized  Gross Amount at which                                    Life (Years)
                                Building  Subsequent to   Carried at Close of Period           Year           on which Depreciation
                                Improve-     Improve-       Improve-   Total   Accumulated Construction Date is computed Building
Description  Emcumbrances  Land  ments    ments       Land    ments    Cost   Depreciation  Completed   Acquired   & Improvements
Santa Fe
Business Park
Encinitas, CA     -      726,827   798,427    34,224   729,928   829,550  1,559,478 362,818     1982      12-86       5 - 19

Shaw Villa
Shopping Center
Clovis, CA   1,225,950   657,924   551,066 1,428,510   878,646 1,758,854  2,637,500 156,617     1978       1-87     31.5 - 40

Pacific Bell
Office Building
Simi Valley, CA   -      753,320 1,863,203       -     753,320 1,863,203  2,616,523 450,385     1986      11-87     31.5 - 40

TOTAL        1,225,950 2,138,071 3,212,696 1,462,734 2,361,894 4,451,607  6,813,501 969,820


Reconciliation of accumulated                       A reconciliation of cost for
depreciation for the years                            the years ending
ending
December 31, 1993, 1994, 1995                         December 31, 1993, 1994, 1995
follows:                                              follows:

Balance at December 31,                  $795,460     Balance at December 31,               $7,063,499
1992...........................                       1992...........................
 ..............                                        ..............
1993 Additions                            144,075     1993 Additions                                 0
 ...............................                       ...............................
 ...............................                       ...............................
 ...                                                   ...
Balance at December 31,                   939,535     Balance at December 31,                7,063,499
1993...........................                       1993...........................
 ..............                                        ..............
1994 Additions                            141,493     1994 Additions                                 0
 ...............................                       ...............................
 ...............................                       ...............................
 ...                                                   ...
Balance at December 31, 1994            1,081,028     Balance at December 31, 1994           7,063,499
 ...............................                       ...............................
 .........                                             .........
1995 Additions                            122,366     1995 Additions                         1,427,466
 ...............................                       ...............................
 ...............................                       ...............................
 ...                                                   ...
1995                                    (233,574)     1995 Deletions
Deletions......................                       ...............................      (1,677,464)
 ...............................                       ...............................
 ..............                                        ....
Balance at December 31, 1995             $969,820     Balance at Decmber 31, 1995           $6,813,501
                                                      ...............................
                                                      ...........




SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
Information required by Rule 12-29 is as follows




                           Final     Periodic                                 Delinquent
               Interest  Maturity    Payment     Prior     Face     Carrying  Principal/
Description      Rate      Date       Terms      Liens    Amount     Amount    Interest

                                     Monthly
                                     Interest
Shaw Villa                          Payments:
Shopping        11.00%    6/5/96     Balloon      None   $1,365,000  1,225,950   None
Center                               Payment
Clovis,  CA                           Due @
                                     Maturity


A reconciliation of mortgage loans for the year ended December 31, 1995 follows:


Balance at December                    -
31, 1994
 ......................
 ..................
1995 Additions                 1,225,950
1995 Paydowns                          -
 ......................
 ......................
 .....................
Balance at December           $1,225,950
31, 1995
 ......................
 ..................

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

     The Partnership does not intend to file a proxy statement with the Commission within 120 days after the year end.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership is managed by the General Partners and the Limited Partners have no right to participate in the management of the Partnership or its business. The General Partner is West Coast Realty Advisors, Inc., a California corporation.

     Resumes of the General Partners' principal officers and directors and a description of the General Partners are set forth in the following paragraphs. See description below.

WEST COAST REALTY ADVISORS, INC.

     West Coast Realty Advisors, Inc. is a California corporation formed on May 10, 1983 for the purpose of structuring real estate programs and to act as general partner of such programs. It is a subsidiary of Associated Financial Group, Inc.

     PHILIP N. GAINSBOROUGH (Born 1938) is Chairman and a Director of West Coast Realty Advisors, Inc. He is also currently the President of Associated Financial Group, Inc., Associated Securities Corp., Associated Planners Insurance Services, Inc., and Associated Planners Investment Advisory, Inc. In addition, from January 1981 to the present, he has served as President of Gainsborough Financial Consultants, Inc., a financial planning firm located in Los Angeles, California. From January 1981 to December 1982, Mr. Gainsborough served as a Registered Principal of Private Ledger Financial Services, Inc.
From January 1977 to December 1980, he was employed by E.F.Hutton & Co. as a Registered Representative.

     W. THOMAS MAUDLIN JR. (Born 1936) is a Director and President of West Coast Realty Advisors, Inc. ("WCRA"). He is also co-General Partner (with WCRA) of the Partnership. Mr. Maudlin has been active in the real estate area for over 30 years, serving as co-developer of high-rise office buildings and condominiums. He has structured transactions for syndicators in apartment housing, including sale leaseback's, all-inclusive trust deeds, buying and restructuring transactions to suit a particular buyer, and as a buyer acting as a principal. Mr. Maudlin was co-developer of the Gateway Los Angeles office building, a 165, 000 square foot, fourteen-story office building located in West Los Angeles. Form 1980 to 1985, in partnership with the Muller Company, he developed eleven acres in San Bernardino which include a 42,000-square foot office building, a six-plex movie theater and two restaurants. From 1980 to 1985, Mr. Maudlin was involved in building in San Bernardino, California, a 134-unit condominium development, a shopping center, and a restaurant in Ventura.
He is a graduate of the University of Southern California.

     WILLIAM T. HAAS (Born 1946 ) is a director and Executive Vice President/Secretary of West Coast Realty Advisors, Inc., Associated Planners
Insurance Services, Associated Securities Corp., and Associated Planners Investment Advisory, Inc. He is also Executive Vice President/Secretary and Director of Associated Financial Group, Inc. He has been affiliated with various Associated companies since 1982. From December 1977 to December 1982, Mr. Haas was employed by the National Association of Securities Dealers, Inc. in various capacities, including that of Supervisor of Examiners. From 1968 to 1977, he was associated with Merrill Lynch as a branch office operations manager, and in the home office Operations Liaison department.

     MICHAEL G. CLARK (Born 1956) is Senior Vice President/Treasurer of West Coast Realty Advisors, Inc., Associated Financial Group, Inc., and Associated Securities Corp. Prior to joining AFG in 1986, he served as Controller for
Quest Resources, a Los Angeles-based syndicator and operator of alternative energy projects, from October 1984 to March 1986, and Assistant Controller for Valley Cable T.V., from March 1982 through September 1984. In addition, Mr. Clark served as an auditor for Arthur Young & Co. in Los Angeles, from July 1978 to March 1982. He is a graduate of the University of California, Santa Barbara
(BA) and California State University, Northridge (MS).

ITEM 11.  EXECUTIVE COMPENSATION

     During its last calendar year, the Registrant paid no direct or indirect compensation to directors or officers.

     The Registrant has no annuity, pension or retirement plans, or existing plan or arrangement pursuant to which compensatory payments are proposed to be made in the future to directors or officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

     The Registrant is a limited partnership and has no officers or directors. The Registrant has no outstanding securities possessing general voting rights.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant was organized in November 1985 as a California Limited Partnership. Its General Partner is WCRA. The Registrant has no executive officers or directors. Philip N. Gainsborough, an officer of the General Partner, made an original limited partnership contribution to the Partnership in November 1985, which was subsequently paid back to him in March 1988 when the Partnership met its minimum funding requirement. The General Partner and its affiliates are entitled to compensation from the Partnership for the following services rendered:

     1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash operations. For the year ended December 31, 1995, the amount paid the General Partner was $35,953. In addition, the General Partner is entitled to reimbursement for certain public offering expenses, the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. For the year ended December 31, 1995, the Partnership reimbursed $12,000 to the General Partner for these expenditures.

     2. For property management services, the General Partner engaged WCRM an affiliate of the General Partner. For the year ended December 31, 1995, WCRM earned property management fees of $22,930 from the Partnership. On December 31, 1995, the Partnership was indebted to WCRM for $7,317, which was paid subsequent to year-end.

     3. The General Partner received a 10% allocation of net income before depreciation and amortization and 1% of depreciation. For the year ended December 31, 1995 this resulted in a $28,911 allocation of net income before depreciation and a $1,224 allocation of depreciation or a net income allocation of $27,687.

     4. In connection with the joint venture in the Santa Fe Business Park properties, the Partnership made no distributions to Prado Land Company, an affiliate of the of the General Partner's President, during the year ended December 31, 1995. For the year ended December 31, 1995, Prado Land Company was allocated $8,350 of net income for its minority interest in the joint venture's earnings.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
     ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          The following financial statements of Associated Planners Realty Fund, a California Limited Partnership, are included in PART II, ITEM 8:

                                                       PAGE

Report of Independent Certified Public
Accountants................................               19

Balance Sheets -- December 31, 1995 and 1994
 ......................................                    20

Statements of Income for the years ended
     December 31, 1995, 1994, and 1993
 ..........................................                21

Statements of Partners' Equity for the years ended
     December 31, 1995, 1994, and 1993
 ..........................................                22

Statements of Cash Flows for the years ended
     December 31, 1995, 1994 and 1993
 ..........................................            23-24

Summary of Accounting Policies
 ...........................................            25-26

Notes to Financial Statements
 ...........................................            27-33

     2.   FINANCIAL STATEMENT SCHEDULES

Schedule III  --Real Estate and Accumulated Depreciation.. 34

Schedule IV  --Mortgage Loan on Real Estate
 ...........................................                35

All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)  REPORTS ON FORM 8-K
     NONE

(c)  EXHIBITS
     NONE

                                   SIGNATURES


     Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ASSOCIATED PLANNERS REALTY FUND
                        A California Limited Partnership
                                  (Registrant)


                                       W. THOMAS MAUDLIN JR.
                                        (A General Partner)


                              By:  WEST COAST REALTY ADVISORS, INC.
                                        (A General Partner)


                                          WILLIAM T. HAAS
                          (Director and Executive Vice President/Secretary)


                                             MICHAEL G. CLARK
                                       (Vice President/Treasurer)


April 1, 1996