Form 10-Q
period 1996-03-31
ASSOCIATED PLANNERS REALTY FUND
filed 1996-05-15
CIK 785791

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                 MARCH 31, 1996

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three months ended March 31, 1996 and 1995, have been made in the following financial statements which are of normal recurring
entries in nature.   However, such financial statements are  unaudited and  are subject to any year-end adjustments that may be necessary.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995
                                               MARCH 31,       DECEMBER 31,
                                                  1996             1995
ASSETS

RENTAL REAL ESTATE, net of accumulated
depreciation  (Note 2)                        $5,811,839         $5,843,681
CASH                                             120,469            103,300
OTHER ASSETS                                      44,872             64,089

                                              $5,977,180         $6,011,070


LIABILITIES AND PARTNERS' EQUITY

CONSTRUCTION LOAN PAYABLE                     $1,225,950         $1,225,950
ACCOUNTS PAYABLE                                  24,387             29,036
SECURITY DEPOSITS AND PREPAID RENT                45,442             44,848

      TOTAL LIABILITIES                        1,295,779          1,299,834

MINORITY INTEREST (Note 2)                       215,375            232,968
COMMITMENTS (Note 5)
PARTNERS' EQUITY:
   Limited Partner:
      $1,000 stated value per unit;
      authorized 7,500 units;
      issued - 7,499                           4,425,546          4,133,882
   General Partners:                              40,480            344,386

      TOTAL PARTNERS' EQUITY                   4,466,026          4,478,268
                                              $5,977,180         $6,011,070

[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)

                                              LIMITED  PARTNERS     GENERAL
                                    TOTAL    UNITS       AMOUNT     PARTNER
BALANCE, DECEMBER 31, 1995     $4,478,268    7,499    $4,133,882   $344,386

Net income                         47,250      ---        39,659      7,591

Distribution to general partners   (5,949)     ---           ---     (5,949)

Distributions to limited partners (53,543)     ---       (53,543)       ---

Reallocation of balances prior
  to January 1, 1996  (Note 7)        ---      ---        305,548  (305,548)

BALANCE, MARCH 31, 1996        $4,466,026    7,499     $4,425,546  $ 40,480



                       THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)

                                              LIMITED  PARTNERS     GENERAL
                                    TOTAL    UNITS       AMOUNT     PARTNER
BALANCE, DECEMBER 31, 1994     $5,985,878    7,499    $5,653,977   $331,921

Net income                         48,464      ---        40,356      8,108

Distributions to limited partners (74,990)     ---       (74,990)       ---

BALANCE, MARCH 31, 1995        $5,959,372    7,499    $5,619,343   $340,029

[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                                             THREE MONTHS   THREE MONTHS
                                                ENDED           ENDED
                                              MARCH 31,       MARCH 31,
                                                 1996           1995
REVENUES (Note 2)
   Rental                                     $173,965       $189,017
   Interest                                        983            878

                                               174,948        189,895

COSTS AND EXPENSES (Note 3)
   Operating                                    31,209         47,162
   Property taxes                                7,631         13,996
   Property management fees (Note 3 (c))         8,576         10,457
   General and administrative                   11,438         31,555
   Depreciation                                 31,842         36,231
   Interest expense                             19,409            ---

                                               110,105        139,401

LESS MINORITY INTEREST
   IN NET INCOME (LOSS) OF
   JOINT VENTURE (Note 2)                       17,593          2,030

NET INCOME                                     $47,250        $48,464

NET INCOME PER
   LIMITED PARTNERSHIP UNIT (NOTE 6)             $5.29          $5.38

[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                               THREE MONTHS    THREE MONTHS
                                                    ENDED          ENDED
                                               MARCH 31, 1996  MARCH 31, 1995
Cash Flow from operating activities:
  Net income                                          $47,250         $48,464
  Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation                                     31,842          36,231
      Net proceeds from sale of investment
       in government securities account                   ---          54,099
      Minority interest in net income (loss)         (17,593)         (2,030)
Increase (decrease) from changes in:
      Other assets                                     19,217          53,784
      Accounts payable                                (4,649)          28,420
      Security deposits                                   594          16,118

Net cash provided by operating activities              76,661         235,086


Cash flows used in investing activities:
      Furniture and fixture additions                     ---        (10,587)
      Construction in progress                            ---       (441,187)

Net cash provided by investing activities                 ---       (451,774)

Cash flows (used in) provided by financing activities:
      Construction loan proceeds                          ---         360,875
      Distributions to limited partners              (53,543)        (74,990)
      Distributions to general partner                (5,949)             ---
Net cash used in financing activities                (59,492)         285,885

Net cash increase in cash and cash equivalents         17,169          69,197

Cash and cash equivalents at beginning of             103,300          36,227
period

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $120,469        $105,424

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

RENTAL REAL ESTATE AND DEPRECIATION
Assets are stated  at cost.   Depreciation is computed  using the  straight-line
method over estimated useful lives ranging from five to 35 years.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES


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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995

NOTE 1- NATURE OF PARTNERSHIP

The Partnership began accepting subscriptions in March 1986 and completed its funding in December 1987.

Under the terms of the partnership agreement, the General Partner, West Coast Realty Advisors, is entitled to cash distributions ranging from 10% to 15%. The General Partner is also entitled to net income (loss) allocations varying from 1% to 15% and 1% depreciation and amortization in accordance with the partnership agreement.

NOTE 2- RENTAL REAL ESTATE

The Partnership currently has interests in the following four rental real estate properties. Two are wholly-owned and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%):

Location (Property Name)           Date Purchased                    Cost

Encinitas, California
   (179 Calle Magdalena)         December 31, 1986                 $555,743
Encinitas, California
   (187 Calle Magdalena)         December 31, 1986                  639,697
Clovis, California                January 23, 1987                1,208,990
Simi Valley, California          November 12, 1987                2,620,217

The   major   categories    of
property are:
                                       March 31, 1996     December 31, 1995

Land                                       $2,222,150            $2,361,894
Building and Improvements                   4,549,053             4,404,947
Furniture and Fixtures                         42,299                46,660

                                            6,813,502             6,813,501
Less accumulated depreciation               1,001,663               969,820
Net rental real estate                     $5,811,839            $5,843,681

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995

NOTE 2- RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

     One tenant accounted for 38% in 1996;
     One tenant accounted for 38% in 1995;

NOTE 3 - RELATED PARTY TRANSACTIONS

(a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $5,949 for the quarter ended March 31, 1996 and $8,332 for the quarter ended March 31, 1995. See also Note 7.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and
relevant expenses.   These amounts  totaled $3,000  for the  three months  ended
March 31, 1996 and March 31, 1995.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $8,576 for the quarter ended March 31, 1996, and $10,457 for the quarter ended March 31, 1995.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995
                                  (continued)

NOTE 4- CONSTRUCTION IN PROGRESS AND CONSTRUCTION LOAN PAYABLE

In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the remainder by a one year construction loan from Valliwide Bank of Fresno. The loan bears interest at 2% over the bank's prime rate (8.25% at March 31, 1996). The total construction loan commitment is for $1,365,000 which matures on June 5, 1996. Borrowings on the construction loan totaled $1,225,950 as of December 31, 1995 and March 31, 1996. The construction loan amortization is interest only with payments via additional draws against this loan. The construction was completed during 1995 and total construction costs of $1,372,900 was allocated to land, building and improvements. Included in construction costs is $87,838 in construction loan interest that was capitalized.

The carrying amount is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

NOTE 5- COMMITMENTS

The  Partnership has an agreement to reimburse a tenant $165,440 in  improvement
costs incurred in connection  with construction move-in costs.   This amount  is
expected to be paid by June 30, 1996.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995

NOTE 6- NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 1996 and 1995.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:
                        Outstanding        Amount            Total
Record Date                Units          Per Unit        Distribution

December 31, 1995          7,499           $  7.14         $  53,543
September 30, 1995         7,499             15.00           112,485
March 31, 1995             7,499             10.00            74,990
December 31, 1994          7,499             10.00            74,990
                                                             316,008
Additional                                 $182.69 to
Distribution               7,499           $207.39         1,506,817
upon sale of property

Total                                                     $1,822,825

September 30, 1994         7,499            10.00            $74,990
June 30, 1994              7,499            12.00             89,988
March 30, 1994             7,499            12.00             89,988
December 31, 1993          7,499            12.50             93,737

Total                                                       $348,703

Distributions were paid in the fiscal quarter following the record date.

NOTE 7 - REALLOCATION OF PARTNER BALANCES

Per the provisions of Section 11.1 (V)(ii) of the Partnership Agreement, the General Partner determined that action was necessary to "cure the ambiguities" caused by the Agreement itself. The ambiguity involved the treatment of the partnership management fee, being paid to the General Partner, as an expense of the Partnership, when in fact, it should have been treated as a general partner withdrawal of capital. In order to properly reflect this inception to date correction, a transfer of $305,548 was made from the General Partner's capital account to the Limited Partners capital account during the quarter ended March 31, 1996.

NOTE 8 - SUBSEQUENT EVENTS

The Partnership distributed $61,117 ($8.15 per unit) on May 6, 1996 to Limited Partners of record as of March 31, 1996.

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

RESULTS OF OPERATIONS

Operations for the quarter ended March 31, 1996, reflect an entire period of operations for the Partnership's properties. Rental revenue for the three months ended March 31, 1996 decreased from that for the three months ended March 31, 1995 by approximately $15,000, due to the sale of the Shurgard Mini-Warehouse facility on May 15, 1995. This loss of revenue was partially offset by improved occupancy at the multi-tenant Santa Fe Business Park Building.

The Partnership generated $79,092 in income from operations before depreciation of $31,842 for the three months ended March 31, 1996 compared to $84,695 in income from operations before depreciation of $36,231 for the three months ended March 31, 1995. Total operating and general and administrative expenses decreased by $36,070 (45.8%) for the three months ended March 31, 1996 compared to the three months ended March 31, 1995, primarily due to increased repair and maintenance expenditures and an adjustment to the 1995 minority interest account balance.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1996, $76,661 in cash was provided by operating activities. This resulted from net cash basis income of $79,092 from operations (net income plus depreciation expense) plus a $19,217 decrease in other assets (primarily due to the reduction of miscellaneous receivable ($15,840) and prepaid expenses ($2,617) ) and a $594 increase in security deposits and prepaid rents, offset by a $4,649 decrease in accounts payable (primarily attributable to normal decrease in trade payable) and a $17,593 adjustment to the minority interest account for the Encinitas properties. Cash used in financing activities totaled $59,492 of which $53,543 was distributions paid to the limited partners and $5,949 paid to the general partners.

In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the remainder by a one year construction loan from Valliwide Bank of Fresno. The loan bears interest at 2% over the bank's prime rate (8.25% at March 31, 1996). The total construction loan commitment is for $1,365,000 which matures on June 5, 1996. Borrowings on the construction loan totaled $1,225,950. The construction loan amortization is interest only with payments of $19,409 paid during the quarter ended March 31, 1996. The construction was completed during 1995 and total construction costs of $1,372,900 was allocated to land, building and improvements. Included in construction costs is $87,838 in construction loan interest that was capitalized.

The carrying amount is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

Net income per limited partner unit decreased from $5.38 for the quarter ended March 31, 1995 to $5.29 for the quarter ended March 31, 1996.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


NEW ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards No. 121, "Accounting for the Impaired of Long Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. This adoption had no effect on the statement of income for the quarter ended March 31, 1996, as there were no impairment amounts recorded during the period.

                       ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                    PART  II

                       O T H E R    I N F O R M A T I O N


ITEM 1.LEGAL PROCEEDINGS

     None


ITEM 2.CHANGES IN SECURITIES

     None


ITEM 3.DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5.OTHER INFORMATION

     None


ITEM 6.EXHIBIT AND REPORTS ON FORM 8-K

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

                         ASSOCIATED PLANNERS REALTY FUND
                        A California Limited Partnership
                                   (Registrant)





May 14, 1996                   By:      WEST COAST  REALTY  ADVISORS,  INC.
                                              A California Corporation,
                                                 General Partner

                                           William T. Haas
                            Director and Executive Vice President/Secretary





May 14, 1996                              Michael G. Clark
                                     Vice President/Treasurer