Form 10-Q
period 1996-06-30
ASSOCIATED PLANNERS REALTY FUND
filed 1996-08-14
CIK 785791

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 1996


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes     u         No

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Fund (the"Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30, 1996 and 1995, have been made in the following financial statements which are normal and recurring in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.


                           BALANCE SHEETS
              JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                                    JUNE 30,      DECEMBER 31,
                                                     1996             1995

REAL ESTATE, net of accumulated
depreciation  (Note 2)                         $5,779,997         $5,843,681
CASH                                              250,998            103,300
OTHER ASSETS                                       35,695             64,089

                                               $6,066,690         $6,011,070


LIABILITIES AND PARTNERS' EQUITY

CONSTRUCTION LOAN PAYABLE                       1,225,950          1,225,950
ACCOUNTS PAYABLE (Note 5)                         149,026             29,036
SECURITY DEPOSITS AND PREPAID RENT                 44,133             44,848

    TOTAL LIABILITIES                           1,419,109          1,299,834

MINORITY INTEREST                                 214,915            232,968
COMMITMENTS AND CONTINGENCIES (Note 5)
PARTNERS' EQUITY:
limited Partner:
   $1,000 stated value per unit;
   authorized 7,500 units;
   issued - 7,499                               4,392,657          4,133,882
General Partner:                                   40,009            344,386
TOTAL PARTNERS EQUITY                           4,432,666          4,478,268

                                               $6,066,690         $6,011,070

[FN]
                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                ASSOCIATED PLANNERS REALTY FUND
              (A CALIFORNIA LIMITED PARTNERSHIP)

                STATEMENTS OF PARTNERS' EQUITY
                SIX MONTHS ENDED JUNE 30, 1996
                          (UNAUDITED)

                                            LIMITED  PARTNERS       GENERAL
                                  TOTAL    UNITS       AMOUNT       PARTNER

BALANCE, DECEMBER 31, 1995      $4,478,268    7,499    $4,133,882   $344,386

Net income                          81,798      ---        67,887     13,911

Distributions to general partners  (12,740)     ---           ---    (12,740)

Distributions to limited partners (114,660)    ---      (114,660)       ---

Reallocation of balances
  prior to January 1, 1996 (Note 7)   ---      ---       305,548   (305,548)


BALANCE, JUNE 30, 1996          $4,432,666      7,499    $4,392,657  $40,009




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


[FN]
        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                ASSOCIATED PLANNERS REALTY FUND
              (A CALIFORNIA LIMITED PARTNERSHIP)


                     STATEMENTS OF INCOME
       THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (UNAUDITED)

                        THREE MONTHS  THREE MONTHS    SIX MONTHS    SIX MONTHS
                           ENDED         ENDED           ENDED         ENDED
                          JUNE 30,      JUNE 30,       JUNE 30,      JUNE 30,
                            1996          1995           1996          1995
REVENUE:

Rental                    $178,132      $152,753       $352,098       $341,771
Gain on sale of property       ---       116,749            ---        116,749
Interest                     2,720         9,845          3,702         10,625

                           180,852       279,347        355,800        469,145


EXPENSES:
Operating                   43,704        30,371         91,506         87,168
Property taxes               7,965        10,927         15,596         24,924
Property management fees     8,733         6,836         17,310         16,793
Unealized (gain) loss in
 government securities         ---           ---            ---           (98)
General and administrative  15,238        23,830         26,675         46,249
Depreciation                31,842        30,591         63,684         66,823
Interest expense            39,361           ---         41,178            ---

                           146,843       102,555        255,949        241,859

MINORITY INTEREST
 INCOME (LOSS) OF
 JOINT VENTURE                 460         1,502         18,053          3,531


NET INCOME                 $34,549      $175,290        $81,798       $223,755



NET INCOME PER
LIMITED PARTNERSHIP UNIT   $ 3.76         $20.67          $9.05         $26.05

[FN]
        See accompanying notes to financial statements.


                ASSOCIATED PLANNERS REALTY FUND
              (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                          (UNAUDITED)

                                                 SIX MONTHS    SIX MONTHS
                                                    ENDED          ENDED
                                               JUNE 30, 1996   JUNE 30, 1995
Cash Flow from operating activities:
  Net income                                          $81,798        $223,755
  Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation                                    63,684          66,823
       Net proceeds from sale of investment
         in government securities account                 ---          55,652
       Unrealized loss (gain)
         investment in government securities              ---            (98)
       Minority interest in net income (loss)        (18,053)         (3,531)
       Gain on sale of property                           ---       (116,749)
Increase (decrease) from changes in:
       Other assets                                    28,394          62,209
       Accounts payable                               119,990        (15,877)
       Security deposits                                (715)          10,736
Net cash provided by operating activities
                                                      275,098         282,920

Cash flows used in investing activities:
       Furniture and fixture additions                    ---        (11,746)
       Construction in progress                           ---       (751,490)
       Proceeds from sale of property                     ---       1,517,819

Net cash provided by investing activities                 ---         754,583

Cash flows used in financing activities:
       Construction loan proceeds                         ---         672,675
       Distributions to general partners             (12,740)             ---
       Distributions to limited partners            (114,660)       (150,080)
Net cash provided by (used in)
    financing activities                            (127,400)         522,595

Net increase in cash and cash equivalents            147,698        1,560,098

Cash and cash equivalents at
     beginning of period                             103,300           36,227

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $250,998       $1,596,325

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

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership elected adoption of SFAS No. 121 on January 1, 1996. This adoption had no effect on the statement of income for the six months ended June 30, 1996 as there were no impairment amounts recorded during the period.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995

NOTE 1- NATURE OF PARTNERSHIP

The Partnership began accepting subscriptions in March 1986 and completed its funding in December 1987.

Under the terms of the partnership agreement, the General Partner, West Coast Realty Advisors, is entitled to cash distributions ranging from 10% to 15%. The General Partner is also entitled to net income or loss allocations varying from 1% to 15% and 1% depreciation and amortization allocations in accordance with the partnership agreement.

NOTE 2- RENTAL REAL ESTATE

The Partnership currently has interests in the following four rental real estate properties. Two are wholly-owned and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%):

Location (Property Name)           Date Purchased         Original Acquisition
                                                                  Cost
Encinitas, California
   (179 Calle Magdalena)         December 31, 1986                $ 555,743
Encinitas, California
   (187 Calle Magdalena)         December 31, 1986                  639,697
Clovis, California                January 23, 1987                1,208,990
Simi Valley, California          November 12, 1987                2,620,217

The  major   categories of property are:

                                        June 30, 1996     December 31, 1995

Land                                       $2,361,894            $2,361,894
Building and Improvements                   4,404,947             4,404,947
Furniture and Fixtures                         46,660                46,660

                                            6,813,501             6,813,501
Less accumulated depreciation               1,033,504               969,820

Net rental real estate                     $5,779,997            $5,843,681

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995

NOTE 2- RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from a tenant whose individual rent represented more than 10% of total rental revenue. Specifically:

     One tenant accounted for 38% in 1996;
     One tenant accounted for 38% in 1995;

NOTE 3 - RELATED PARTY TRANSACTIONS

(a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $6,791 for the quarter ended June 30, 1996 and $8,332 for the quarter ended June 30, 1995, and $12,740 for the six months ended June 30, 1996 and $16,664 for the six months
ended June  30, 1995.   The amounts paid to the general partner in 1995 were
treated as an expense of the Partnership, while the amounts paid in 1996 were treated as distributions to the general partner (See Note 7).

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended June 30, 1996 and June 30, 1995, and $6,000. for the six months ended June 30, 1996 and 1995.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $8,733 for the quarter ended
June 30, 1996,  and  $6,836 for the quarter ended June 30, 1995, and
$17,309 for the six months ended June 30, 1996 and $16,793 for the six months ended June 30, 1995.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995
                                  (continued)

NOTE 4- CONSTRUCTION IN PROGRESS AND CONSTRUCTION LOAN PAYABLE

In January 1995, the Partnership closed escrow  on a parcel of land adjacent
to the Shaw Villa Shopping Center.   The purchase price  of the land was
$206,749, including a  $13,102 acquisition  fee paid  to the  Advisor.   The
purchase  was financed using $23,602  in cash, and  the remainder by  a one
year  construction loan from Valliwide  Bank of Fresno.   The loan  bears
interest at 2% over the bank's prime rate (8.25% at June 30, 1996). The total construction loan commitment is for $1,365,000 which matures on October 5, 1996. Borrowings on the construction loan totaled $1,225,950 as of December 31, 1995 and June 30, 1996. The construction loan amortization is interest only with payments via additional draws against this loan. The construction was completed during 1995 and total construction costs of $1,372,900 was allocated to land, building and improvements. Included in construction costs is $87,838 in construction loan interest that was capitalized.

The carrying amount of the loan is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

NOTE 5- COMMITMENTS

The Partnership has an agreement to reimburse a tenant $165,440 in improvement costs incurred in connection with construction move-in costs. The Partnership has recorded a liability for this agreement in accounts payable as of June 30,1996. This amount is expected to be paid by September 30, 1996.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995

NOTE 6- NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 1996 and 1995.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                        Outstanding        Amount            Total
Record Date                Units          Per Unit        Distribution

March 31, 1996             7,499             8.15               61,117
December 31, 1995          7,499             7.14               53,543

Total                                                         $114,660

March 31, 1995             7,449            10.00              75,040
December 31, 1994          7,449            10.00              75,040

Total                                                        $150,080

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership elected adoption of SFAS No. 121 on January 1, 1996. This adoption had no effect on the statement of income for the six months ended June 30, 1996 as there were no impairment amounts recorded during the period.

NOTE 9 - SUBSEQUENT EVENTS
The Partnership distributed $61,117 ($8.15 per unit) on August 6, 1996 to Limited Partners of record as of June 30, 1996.

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


RESULTS OF OPERATIONS

Operations for the  quarter ended  June 30, 1996,  reflect an  entire period
of operations for the Partnership's properties.   Rental revenue for the
three and six months ended June 30, 1996 increased from that for the three and six months ended June 30, 1995 by $25,379 and $10,327, respectively, due to increased occupancy of the single tenant Santa Fe Business Park Building, offset by the sale of the Shurgard Mini-Warehouse facility on
May  15,  1995.   Costs  and expenses related to the properties operation
increased for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995 by $43,288 and $14,090, respectively, primarily due to interest expense of $39,361 for the three months ended June 30, 1996 and $41,178 for the six months ended June 30, 1996. This interest pertained to the construction loan related to the Clovis, California property. These interest charges were incurred after the
completion  of  construction.   In  addition  to the  increase  in  interest
expense, property management fees increased due to increased occupancy at the Santa Fe Business Park Building and operating costs increased due to
higher property insurance  costs,   consulting fees,  general repairs  and
maintenance costs and an  adjustment to the  1995 minority interest account
balance.   This increases were offset by  lower property taxes, accounting and legal costs  and partnership operating costs.

The Partnership generated $145,482 in income from operations before depreciation of $63,684 for the six months ended June 30, 1996 compared to $290,578 in income from operations before depreciation of $66,823 for the
six months ended June 30, 1995.   This  decrease  is  primarily  attributable
to  the  gain  of  $116,749 recognized during the three months ended
June 30, 1995 relating to the sale of the Puyallup, Washington mini-warehouse building to Shurgard Storage Centers, Inc. on May 15, 1995.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

During the six  months ended June  30, 1996, $275,098  in cash  was provided
by operating activities.   This resulted primarily  from net cash  basis
income of $145,482 from operations (net income plus depreciation expense) plus a $119,990 increase in accounts payable (primarily attributable to a $165,440 liability to reimburse a tenant in improvement costs incurred in connection with construction move-in costs. These additions to operating activities were offset by a $715 decrease in security deposits and prepaid rents, and a $18,053 adjustment to the minority interest account balance for the Encinitas properties. In contrast, during the six months ended
June 30, 1995, $282,920 was provided by operating activities. This resulted primarily from cash basis income of $173,829 (net income plus depreciation expense less gain on sale of property), plus $55,652 in proceeds received from the liquidation of the government securities account and a $62,209 decrease in other assets (primarily due to the reclassification of deposits used in construction in progress of the Shaw Villa property), less a $15,877 decrease in accounts payable (attributable to normal decrease in trade payable). There were no investing activities for the six months ended June 30, 1996. In contrast, $754,583 in cash was provided by investing activities for the six months ended June 30, 1995. This resulted from $1,517,819 in gross proceeds received in connection with the sale of the Puyallup, Washington mini-warehouse, offset by $751,490 in construction in progress costs associated with the Shaw Villa property and $11,746 in restaurant equipment purchased for a Shaw Villa property tenant. Cash used in financing activities for the six months ended June 30, 1996 totaled $127,400, of which $114,660 was distributions paid to the limited partners and $12,740 paid to the general partners. In contrast, $522,595 was provided by financing activities for the six months ended June 30, 1995. This resulted from $672,675 in proceeds borrowed in connection with the construction in progress of the Shaw Villa property offset by $150,080 in distributions paid to the limited partners.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

In January 1995, the Partnership closed escrow  on a parcel of land adjacent
to the Shaw Villa Shopping Center.   The purchase price  of the land was
$206,749, including a  $13,102 acquisition  fee paid  to the  Advisor.   The
purchase was financed using $23,602 in cash, and the remainder by a one year construction loan from Valliwide Bank of Fresno, that was subsequently extended to October 5, 1996. The loan bears interest at 2% over the bank's
prime rate (8.25% at  June 30, 1996).   The  total construction  loan
commitment  is for  $1,365,000  which matures on  October  5, 1996.
Borrowings on the construction loan totaled $1,225,950. The construction loan amortization is interest only with payments of $41,178 paid during the six months ended June 30, 1996. The construction was completed during 1995 and total construction costs of $1,372,900 was allocated to land, building
and improvements.   Included in construction costs is  $87,838 in
construction loan interest that was capitalized.

The carrying amount is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the borrowing
rates currently  available  for  mortgage  loans   with  similar  terms  and
average maturities.

Net income per limited partner unit decreased from $26.05 for the six months ended June 30, 1995 to $9.05 for the six months ended June 30, 1996, primarily due to the $116,749 gain on sale of the Shurgard Mini-warehouse facility on May 15, 1995.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership elected adoption of SFAS No. 121 on January 1, 1996. This adoption had no effect on the statement of income for the six months ended June 30, 1996 as there were no impairment amounts recorded during the period.

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


                   ASSOCIATED PLANNERS REALTY FUND
                  A California Limited Partnership
                            (Registrant)



August 14, 1996     By: WEST COAST REALTY ADVISORS, INC.
                            A California Corporation,
                               General Partner







                                Neal E. Nakagiri
                            Vice President/Secretary





August 14, 1996
                                  Michael G. Clark
                              Vice President/Treasurer