Form 10-Q
period 1996-09-30
ASSOCIATED PLANNERS REALTY FUND
filed 1996-11-13
CIK 785791

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                SEPTEMBER 30, 1996

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and nine months ended September 30, 1996 and 1995, have been made in the following financial statements which are of normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.


                                 BALANCE SHEETS
              SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1996            1995
ASSETS

RENTAL REAL ESTATE, net of accumulated
depreciation (Note 2)                                $5,748,155  $5,843,681
CASH                                                    115,396     103,300
OTHER ASSETS                                             28,640      64,089

                                                     $5,892,191  $6,011,070

LIABILITIES AND PARTNERS' EQUITY

CONSTRUCTION LOAN PAYABLE                            $1,218,792  $1,225,950
ACCOUNTS PAYABLE                                          3,680      29,036
SECURITY DEPOSITS AND PREPAID RENT                       49,726      44,848
                  TOTAL LIABILITIES                   1,272,198   1,299,834

MINORITY INTEREST (Note 1)                              216,535     232,968

COMMITMENTS AND CONTINGENCIES (Note 5)
PARTNERS' EQUITY
   Limited Partner:
             $1,000 stated value per unit;
             authorized 7,500 units;
             issued - 7,499                           4,363,504   4,133,882
   General Partner:                                      39,954     344,386
                  TOTAL PARTNERS EQUITY               4,403,458   4,478,268

                                                     $5,892,191  $6,011,070

[FN]

                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)
                                           LIMITED  PARTNERS    GENERAL
                               TOTAL       UNITS      AMOUNT     PARTNER
BALANCE, DECEMBER 31, 1995    $4,478,268      7,499  $4,133,882   $344,386

Net income                       120,498        ---      99,851     20,647

Distributions to limited
partners                       (175,777)        ---   (175,777)        ---

Distribution to General
Partner                         (19,531)        ---         ---   (19,531)

Reallocation of balances
prior to January 1, 1996
(Note 7)                            ---         ---     305,548  (305,548)

BALANCE, SEPTEMBER 30, 1996  $4,403,458       7,499  $4,363,504   $39,954


                      NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                             LIMITED  PARTNERS   GENERAL
                                TOTAL        UNITS      AMOUNT   PARTNER
BALANCE, DECEMBER 31, 1994    $5,985,898      7,499  $5,653,977  $331,921

Net income                       251,516        ---     217,851    33,665

Distributions to limited
partners                      (1,657,040)       ---  (1,657,040)      ---

Distribution to General
Partner                          (15,222)       ---         ---   (15,222)

BALANCE, SEPTEMBER 30, 1995   $4,565,152      7,499  $4,214,788  $350,364

[FN]
                 See accompanying notes to financial statements

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                  THREE       THREE       NINE      NINE
                                 MONTHS      MONTHS     MONTHS    MONTHS
                                  ENDED       ENDED      ENDED     ENDED
                              SEPTEMBER   SEPTEMBER  SEPTEMBER SEPTEMBER
                                    30,         30,        30,       30,
                                   1996        1995       1996      1995
REVENUES:

Rental                         $183,995    $131,182   $536,092  $472,953
Gain on sale of property            ---         ---        ---   116,749
Interest                          3,028       3,794      6,730    14,516

                                187,023     134,976    542,822   604,218

COST AND EXPENSES:
Operating                        48,609      36,960    140,115   119,380
Property taxes                    7,965       7,274     23,561    32,197
Property management
  fees-Note 3(c)                  9,226       5,544     26,536    22,337
General and administrative       15,338      27,159     42,013    83,230
Depreciation                     31,842      27,771     95,526    94,594
Interest expense                 36,962         ---     78,139       ---

                                149,942     104,708    405,890   351,678
LESS MINORITY INTEREST
IN  NET  (INCOME)  LOSS  OF
JOINT VENTURE                   (1,619)       2,507     16,434     1,024

NET INCOME                      $38,700     $27,761   $120,498  $215,516

NET INCOME PER
 LIMITED PARTNERSHIP UNIT        $4.26       $3.00      $13.32    $29.05

[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                           NINE MONTHS       NINE MONTHS
                                              ENDED             ENDED
                                           SEPTEMBER 30,     SEPTEMBER 30,
                                              1996               1995
Cash flows from operating activities:
   Net income                                   $120,498          $251,516
Adjustment to reconcile net income to
net cash provided by operating activities:
    Depreciation                                  95,526            94,594
    Proceeds from sale of investment
    in government securities account                 ---            55,898
    Unrealized loss - (gain)
    Investment in government securities              ---             (344)
    Minority interest in net (income)           (16,434)           (1,024)
    Gain on sale of property                         ---         (116,749)
Increase (decrease) from changes in:
    Other assets                                  35,450            79,280
    Accounts payable                            (25,356)           (2,536)
    Security deposits                              4,878            23,471
Net cash provided by operating activities        214,562           384,106

Cash flows used in investing activities:
       Furniture & Fixture additions                 ---           (11,746)
       Construction in progress                      ---        (1,114,226)
       Proceeds from sale of property                ---         1,517,819
Net cash provided by investing activities            ---           391,847

Cash flows used in financing activities:
      Repayment on construction loan             (7,158)               ---
      Construction loan proceeds                    ---          1,033,363
      Distribution to general partner           (19,531)          (15,221)
      Distribution to limited partners         (175,777)       (1,657,040)
Net cash (used in) financing activities        (202,466)         (638,898)

Net increase in cash and cash equivalents         12,096           137,055

Cash & cash equivalents at beginning of period   103,300            36,227

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $115,396          $173,282

[FN]
               See accompanying notes to financial statements.

                           ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS
Associated Planners Realty Fund (the "Partnership"), a California limited partnership, was formed on November 19, 1985 under the Revised Limited
Partnership Act  of the  State of California.   The Partnership was formed to
acquire income-producing real property throughout the United States with emphasis on properties located in California. The Partnership purchased such properties on an all cash basis and intended to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

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

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership elected adoption of SFAS
No. 121 on January 1, 1996. This adoption had no effect on the statement of income for the nine months ended September 30, 1996 as there were no impairment amounts recorded during the period.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995

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

NOTE 2- RENTAL REAL ESTATE

The Partnership currently has interests in the following four rental real estate properties. Two are wholly-owned and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%):

Location (Property Name)           Date Purchased      Original Acquisition
                                                               Cost
Encinitas, California
   (179 Calle Magdalena)         December 31, 1986             $    555,743
Encinitas, California
   (187 Calle Magdalena)         December 31, 1986                  639,697
Clovis, California                January 23, 1987                1,208,990
Simi Valley, California          November 12, 1987                2,620,217

The major categories  of property are:

                                   September 30, 1996     December 31, 1995

Land                                       $2,361,894            $2,361,894
Building and Improvements                   4,404,947             4,404,947
Furniture and Fixtures                         46,660                46,660

                                            6,813,501             6,813,501
Less accumulated depreciation               1,065,346               969,820

Net rental real estate                     $5,748,155            $5,843,681

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995

NOTE 2- RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from a tenant whose individual rent represented more than 10% of total rental revenue. Specifically:

     One tenant accounted for 38% in 1996;
     One tenant accounted for 38% in 1995;

NOTE 3 - RELATED PARTY TRANSACTIONS

(a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $6,791 for the quarter ended September 30, 1996 and $6,791 for the quarter ended September 30, 1995, and $19,531 for the nine months ended September 30, 1996 and
$24,455  for the  nine months  ended September 30,  1995.   The amounts paid
to the general partner in 1995 were treated as an expense of the Partnership, while the amounts paid in 1996 were treated as distributions to the general partner (See Note 7).

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and
relevant expenses.   These amounts totaled $3,000 for the three months ended
September 30, 1996 and September 30, 1995, and $9,000 for the nine months ended September 30, 1996 and 1995.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $9,226 for the quarter ended
September 30, 1996, and $5,544 for the quarter ended September 30, 1995, and $26,536 for the nine months ended September 30, 1996 and $22,337 for the nine months ended September 30, 1995.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995
                                  (continued)

NOTE 4- CONSTRUCTION IN PROGRESS AND CONSTRUCTION LOAN PAYABLE

In January 1995, the Partnership closed escrow  on a parcel of land adjacent
to the Shaw Villa Shopping Center.   The purchase price  of the land was
$206,749, including a  $13,102 acquisition  fee paid  to the  Advisor.   The
purchase  was financed using $23,602 in cash, and the remainder by a one year
construction loan from Valliwide Bank of Fresno.   The loan bears interest at
2% over the bank's prime rate (8.25% at September 30, 1996).   The total
construction loan commitment is for $1,365,000 which matures on
October  5, 1996.  Borrowings on the construction loan totaled $1,225,950 as
of December 31, 1995 and  $1,218,792 as of September 30, 1996.   The
construction loan amortization is interest only with payments of $78,139 paid during the nine months ended September 30, 1996. The construction was completed during 1995 and total construction costs of $1,372,900 was
allocated  to land,  building  and improvements.    Included in construction
costs  is   $87,838  in  construction loan interest that  was capitalized.

The carrying amount of the loan is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

NOTE 5- COMMITMENTS

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan.
The terms of the loan are as follows:   Principal  - $1,500,000;   Interest
Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over 20 years; due November 1, 2006; and current monthly payments of principal and interest of $13,593.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995

NOTE 6- NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 1996 and 1995.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

Record        Outstanding           Amount                 Total
Date             Units             Per Unit            Distribution

6/30/1996        7,499              $8.15                    61,117
3/31/1996        7,499               8.15                    61,117
12/31/1995       7,499               7.14                    53,543

Total                                                      $175,777

6/30/1995        7,499        $182.60 to 207.69          $1,506,960
3/31/1995        7,499              10.00                    75,040
12/31/1994       7,499              10.00                    75,040

Total                                                    $1,657,040

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1995


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership elected adoption of SFAS No. 121 on January 1, 1996. This adoption had no effect on the statement of income for the nine months ended September 30, 1996 as there were no impairment amounts recorded during the period.

NOTE 9 - SUBSEQUENT EVENTS
The Partnership distributed $61,117 ($8.15 per unit) on November 5, 1996 to Limited Partners of record as of September 30, 1996.

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

RESULTS OF OPERATIONS

Operations for the quarter ended September 30, 1996, reflect an entire period
of operations for the Partnership's properties.   Rental revenue for the
three and nine months ended September 30, 1996 increased from that for the three and nine months ended September 30, 1995 by $52,813 and $63,139, respectively, due to increased occupancy of the single tenant Santa Fe Business Park Building, offset by the sale of the Shurgard Mini-Warehouse facility on May 15, 1995. Costs and expenses related to the properties operation increased for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995 by $54,212 and $45,234, respectively, primarily due to interest expense of $36,962 for the three months ended September 30, 1996 and $78,139 for the nine months ended September 30, 1996. This interest pertained to the
construction  loan related  to the  Clovis, California  property.   These
interest charges  were  incurred  after the  completion  of  construction.
In addition to the increase in interest expense, property management fees increased due to increased occupancy at the Santa Fe Business Park Building and operating costs increased due to higher property insurance costs, consulting fees, general repairs and maintenance costs and an adjustment to the 1995 minority interest account balance. This increases were offset by lower property taxes, accounting and legal costs and partnership operating costs.

The Partnership generated $216,024 in income from operations before depreciation of $95,526 for the nine months ended September 30, 1996 compared to $346,110 in income from operations before depreciation of $94,594
for the nine months ended September 30, 1995.   This decrease in income from
operations is primarily attributable to the gain of $116,749 recognized during the nine months ended September 30, 1995 relating to the sale of the Puyallup, Washington mini-warehouse building to Shurgard Storage Centers, Inc. on May 15, 1995.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, $214,562 in cash was provided by operating activities. This resulted primarily from net cash basis income of $216,024 from operations (net income plus depreciation expense) plus a $35,450 decrease in other assets (primarily attributable to a decrease in prepaid insurance and miscellaneous receivable balances). These additions to operating activities were offset by a $25,356 decrease in trade accounts payable, and a $16,434 adjustment to the minority interest account balance for the Encinitas properties. In contrast, during the nine months ended September 30, 1995, $384,106 was provided by operating
activities.   This resulted primarily from cash basis income of $229,361
(net income plus depreciation expense less gain on sale of property), plus $55,898 in proceeds received from the liquidation of the government securities account, plus $79,280 decrease in other assets (primarily due to the reclassification of deposits used in construction in progress of the
Shaw Villa property and a $23,471 increase in security deposits and prepaid rents (due to prepaid rents received prior to September 1995 which were not received prior to December 31, 1994), less a $2,536 decrease in accounts payable (attributable to normal decrease in trade payable).
There were no investing activities for the nine months ended September 30, 1996. In contrast, $391,847 in cash was provided by investing activities
for the nine months ended September 30, 1995.   This resulted from $1,517,819
in gross proceeds received in connection with the sale of the Puyallup, Washington mini-warehouse, offset by $1,114,226 in construction in progress costs associated with the Shaw Villa property and $11,746 in restaurant equipment purchased for a Shaw Villa property tenant. Cash used in financing activities for the nine months ended September 30, 1996 totaled $202,466, of which $175,777 were distributions paid to the limited partners and $19,531 paid to the general partners and $7,158 in repayments on the construction loan payable. In contrast, $638,898 was used by financing activities for the nine months ended September 30, 1995. This resulted from $1,657,040 in distributions paid to the limited partners and $15,221 paid to the general partners offset by $1,033,363 in proceeds received from a lender in connection with the construction in progress of the Shaw Villa property.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

In January 1995, the Partnership closed escrow  on a parcel of land adjacent
to the Shaw Villa Shopping Center.   The purchase price  of the land was
$206,749, including a  $13,102 acquisition  fee paid  to the  Advisor.
The purchase  was financed using $23,602  in cash, and  the remainder by a one year  construction loan from Valliwide Bank of Fresno, that was
subsequently extended to October 5, 1996.   The loan  bears interest  at 2%
over the bank's prime rate (8.25% at September 30, 1996). The total construction loan commitment is for $1,365,000 which matures on
October 5, 1996.   Borrowings on the construction loan  totaled $1,225,950.
The construction loan amortization  is interest only with  payments of
$78,139  paid  during  the  nine  months  ended  September  30,  1996.   The
construction  was  completed  during  1995  and  total  construction  costs of $1,372,900 was  allocated  to land,  building  and improvements.
Included  in construction  costs  is   $87,838  in  construction   loan
interest  that   was capitalized.

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year
loan.  The terms of the loan are as follows:   Principal  - $1,500,000;
Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over 20 years; due November 1, 2006; and current monthly payments of principal and interest of $13,593.

The carrying amount is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the
borrowing  rates currently  available  for  mortgage  loans   with  similar
terms  and   average maturities.

Net income per limited partner unit decreased from $29.05 for the nine months ended September 30, 1995 to $13.32 for the nine months ended September 30, 1996, primarily due to the $116,749 gain on sale of the Shurgard Mini-warehouse facility on May 15, 1995.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Partnership elected adoption of SFAS No. 121 on January 1, 1996. This adoption had no effect on the statement of income for the nine months ended September 30, 1996 as there were no impairment amounts recorded during the period.

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


                                     ASSOCIATED PLANNERS REALTY FUND
                                    A California Limited Partnership
                                              (Registrant)





November 13, 1996             By:   WEST COAST REALTY ADVISORS, INC.
                                        A California Corporation,
                                             General Partner






                                            Neal E. Nakagiri
                                        Vice President/Secretary





November 13, 1996
                                            Michael G. Clark
                                       Vice President/Treasurer