Form 10-K
period 1996-12-31
ASSOCIATED PLANNERS REALTY FUND
filed 1997-03-31
CIK 785791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1996

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

   The Partnership was organized for the purpose of investing in, holding, and managing improved, unleveraged income-producing property, such as residential properties, office buildings, commercial buildings, industrial properties, mini-warehouse facilities, and shopping centers ("Properties"), which are believed to have potential for cash flow and capital appreciation. The Partnership intends to own and operate such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 1996, the Partnership had no employees.

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

   The Partnership acquired an 81.2% interest in two office buildings on December 31, 1986 in a joint venture with a related party, a 100% interest in a shopping center on January 23, 1987, a 100% interest in a commercial office
building on November 12, 1987, and a    100% interest in a mini-warehouse
facility on May 9, 1988. The terms of the joint venture call for Associated Planners Realty Fund to receive 81.2% of the operating profits and depreciation expense on the property. Upon disposition of the property, the Partnership will be entitled to 81.2% of the proceeds received from the sale of the property.
All properties are located in California except for the mini-warehouse which is
located in Washington.   The mini-warehouse was sold in May 1995  (See Item 7 -
Management's Discussion And Analysis of Financial Condition And Results of Operations).

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

The Park was completed in 1982, and is situated on 163,765 square feet of land. The buildings are two-story, constructed with steel and wood frames, with exterior walls of concrete and wood. There is extensive use of windows in the modern design, and ample parking is available around both buildings.

Building 3 contains 6,944 rentable square feet. As of December 31, 1996, the building was 76 % occupied and the average rent per occupied square foot was $1.11. Building 5 contains 6,944 rental square feet, and its offices range in size from 90 to 350 square feet. Building 5 is operated as an executive suite with on-site management and several desirable shared amenities, such as conference rooms, showers, secretarial services, and wet bars. As of December 31, 1996, the occupancy rate was 96 %, and the average monthly rent per occupied square foot was approximately $1.40 . No one tenant occupied 10% or of the rental square footage for Building 5 as of December 31, 1996. Tenants occupying more than 10% of Building 3 are noted below:

John Powell & Associates:  31.2% of     rentable square footage; rent is
$28,487 per year (44% of total rent for the building). Lease expires January 31, 1999.

Synteract: 29% of rentable square footage; Rent is $20,057 per year (31% of total rent for the building). Lease expires September 30, 1997. Renewal options: One year for $22,000.

PLG: 16.3% of rentable square footage; Rent is $15,819 per year (25% of total rent for the building). Lease expires September 30, 1998. Renewal options:
None.

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

The Center was completed in 1978, and is situated on 69,260 square feet of land. The Center consisted of two buildings of 8,250 and 4,428 square feet each. Stores range in size from 1,000 to 3,000 square feet in the larger building. There are ninety-two parking spaces available within the Center.

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

In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the remainder financed by a one year construction loan provided by Valliwide Bank of Fresno. The total construction loan commitment was for $1,365,000 which matured on October 5, 1996. Borrowings on the construction loan totaled $1,225,950. The constructions amortization was interest only with payments of $89,045 paid during the nine months ended
September 30, 1996. The construction was completed during 1995 and total construction costs of $1,372,900 was allocated to land, building and improvements. Included in construction costs is $87,838 in construction loan interest that was capitalized.

Construction at the shopping center was completed in two phases. First, 4,000 square feet of additional space was erected on the new parcel, contiguous to an existing building at Shaw Villa. Construction of this phase was completed June 1, 1995. The Wherehouse then moved into this space on June 15, 1995. The space occupied by the Wherehouse was then remodeled and expanded by approximately 3,900 more square feet, for a total of 8,272 square feet. This construction was completed by November 1, 1995. The Wherehouse was then relocated to the remodeled space on November 4, 1995, and the Partnership was in a position to lease the new 4,000 square foot space. As of December 31, 1996, the Partnership has thus far been successful in obtaining a new tenant for the 4,000 square foot space.

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five
- year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over 20 years; due November 1, 2006; and current monthly payments of principal and interest of $13,593.

 In August 1995, Wherehouse Entertainment (the parent company of the Wherehouse), sought protection under Chapter 11of the Bankruptcy Code and emerged from Bankruptcy on February 1, 1997. The terms of the Partnership's lease with The Wherehouse remains unchanged. Despite this filing, the Wherehouse store in the Shaw Villa Center has continued to operate and the Partnership has continued to collect payments due. The Wherehouse has contacted the Partnership regarding a possible reduction in its rent obligation in connection with its new enlarged space. In addition, the Partnership reimbursed The Wherehouse $165,000 per an agreement to reimburse the tenant for improvement costs that the tenant has incurred in connection with the construction and move-in to the new space.

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

   The average monthly rent per occupied square foot was approximately $.76 ($19,780 per month) up until September 15, 1997. The lease is a "triple net" lease, requiring Pacific Bell to pay insurance, taxes, maintenance, and all other operating costs.

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

      Country Wide Inc. subleased the property from Pacific Bell on a lease that expires concurrently with the lease with Pacific Bell. Country Wide has an option to extend the lease for three years to expire on September 15, 2000.
This election must be made by May 15, 1997.

SHURGARD MINIWAREHOUSE

   On May 9, 1988, the Partnership purchased the Shurgard Mini-warehouse located in Puyallup, Washington.

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


SUMMARY

As of December 31, 1996, the combined occupancy rate of all the Partnership's properties, was 93%. In the opinion of the General Partner, all properties are adequately covered by insurance.

   The schedule below indicates the average annual occupancy rate expressed as a percentage of rentable square feet for the last five years:

    Year       Santa Fe        Shaw Villa     Pacific Bell    Shurgard Mini-
               Business Park   Shopping       Building        warehouse
             - 2 properties     Center

1996           Bldg.#3 = 76%        100%          100%            n/a
               Bldg.#5 = 92%

1995           Bldg.#3 = 66%       81%            100%            n/a
               Bldg.#5 = 82%

1994           Bldg.#3 = 0%        76%            100%            85%
               Bldg.#5 = 80%

1993           Bldg.#3 = 0%         92%           100%            80%
               Bldg.#5 = 62%

1992           Bldg.#3 = 100%      100%           100%            80%
               Bldg.#5 = 84%

   The total original acquisition cost to the Partnership of each property and the dates of acquisition were as follows:



               DESCRIPTION                   ACQUISITION      ACQUISITION
                                                 COST            DATES

Santa Fe Business Park (Building 3)           $ 705,918         12/31/86
Santa Fe Business Park (Building 5)             853,560         12/31/86
Shaw Villa Shopping Center                    2,833,241         01/23/87
Pacific Bell Building                         2,616,523         11/12/87
Shurgard Mini-warehouse (Sold May 15,         1,603,144         05/09/88
1995)


ITEM 3.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

     None.

                                    PART  II


ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

   At December 31, 1996, there were 7,499 limited partnership units outstanding and 669 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop. There are no units available for sale at December 31, 1996.

    Distributions totaling $236,894, $1,769,282 and $348,703, were made to limited partners in 1996, 1995, and 1994, respectively, and were made to unit holders of record at the end of the calendar quarters indicated below. These distributions constituted a return of capital of $59,838, $1,492,408 and $130,811, in 1996, 1995, and 1994. The general partner distributions totaled
$26,320, $35,953 and $38,745 for 1996, 1995, and 1994.   In addition, $68,991 in
distributions were paid to unit holders subsequent to the year-end in February 1997.

     The distribution amounts for 1996 and 1995 are summarized below:


 Record Date      Date Paid       Per Unit         Units        Total Paid
                                                Outstanding


  12/31/94        02/03/95         10.00           7,499          74,990
  03/31/95        07/07/95      $182.69-207.39*    7,499       1,506,817
  06/30/95        11/06/95          7.50           7,499          56,243
  09/30/95        11/06/95          7.50           7,499          56,242
  12/31/95        02/06/96          7.14           7,499          53,543
  03/31/96        04/30/96          8.15           7,499          61,117
  06/30/96        08/06/96          8.15           7,499          61,117
  09/30/96        11/05/96          8.15           7,499          61,117

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

                                     1996        1995       1994       1993        1992
Operations for the years ended December 31:
Revenues                            $722,358    $639,039  $ 754,950    861,238  $ 848,087
Net Income                           177,055     276,874    217,892    302,687    263,087
Net Income per Limited Partner         19.69       33.23      24.45      34.60      29.81
Unit*
Distributions per Limited Partner      33.65      235.94      46.50      47.50      40.00
Unit *
Financial position at December 31:
Total Assets                       6,146,615   6,011,070  6,255,376  6,459,247  6,491,943
Partners' Equity                   4,392,108   4,478,268  5,985,898  6,116,709  6,170,224

[FN]
*Net income and distributions per limited partner unit were based on the weighted average number of outstanding units.


ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 1996 VS. 1995

   Operations for the year ended December 31, 1996 reflect an entire period of operations for the four Partnership properties.

Rental revenue increased $95,247 (15%) from 1995 to 1996, due to increased occupancy of the Santa Fe Business Park Building, offset by the sale of the Shurgard Mini-Warehouse facility on May 15, 1995, which resulted in approximately $165,000 less in rental revenue if the property had been held the entire year (based on current and prior year results). Interest income decreased $11,928 (57%) during 1996 as compared to 1995 due primarily to a large amount of funds held from approximately May 16 to July 7,1995 as a result of the sale of the Shurgard property. In addition, the sale of the Shurgard property in May 1995 resulted in a $116,749 gain on sale, which increased net income for the year ended December 31, 1995 to $276,874, or 36% higher than the year ended December 31, 1996 level.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   The Partnership overall costs and expenses increased in 1996 as compared to 1995. These totaled $561,288--a $90,724 (19.3%) increase from 1995's level of
$470,564. This increase was the result of increases in three major expense categories, offset by a decrease in general and administrative expenses. Interest expense increased $100,420 (100%) as a result of interest charges incurred after the completion of construction at the Clovis, California property. Property operating costs increased $11,740 (4.5%) primarily due to an
increase in property management fees     and repairs and maintenance in
connection with the Clovis property.   Depreciation expense increased $7,939
(6.5%) due to the completion of the construction in progress of the Clovis property, offset by the sale of the Shurgard property in 1995. The construction was completed during 1995 and total construction costs of $1,372,000 was allocated to land, building and improvements. General and administrative costs decreased $29,277 (33%) due to lower general partnership insurance costs and lower partnership management fees.

   The net result of these more significant variances is that the net income for 1996 was $99,819 (36%) lower than for 1995. This decrease can be attributed to the gain of $116,749 on the sale of the Shurgard property in May 1995, offset by increased occupancy at the Santa Fe Business Park Building. On an operating cashflow basis (net income plus depreciation expense, less the gain on sale of property) the Partnership realized $282,491 in 1995, compared to $307,360 in 1996. This $24,869 increase is primarily due to the increased occupancy at the Santa Fe Business Park Building.


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

In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the remainder by a one year construction loan from Valliwide Bank of Fresno. The total construction loan commitment was $1,365,000 which matured on October 5, 1996. Borrowings on the construction
loan totaled  $1,225,950  as  of  December 31,  1995.    The  construction  loan
amortization is interest only with payments of $89,045 paid during the nine months ended September 30, 1996. The construction was completed during 1995 and total construction costs of $1,372,900 was allocated to land, building and improvements. Included in construction costs is $87,838 in construction loan interest that was capitalized.

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

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five - year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal and interest of $14,919. The note payable balance is $1,497,782 at December 31, 1996.

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

   During the year ended December 31, 1996, the Partnership made distributions to the general and limited partners totaling $263,215 of which $86,180 constituted a return of capital. The $263,215 in distributions compared favorably to the $307,360 in cash generated from property operations (net income plus depreciation expense). On February 4, 1997, the Partnership made a distribution to limited partners totaling $68,991. Additionally, the partnership distributed $$3,565 to the minority interest partner during the year ended December 31, 1996. Distributions are determined by management based on cash flow and the liquidity position of the Partnership. It is the intention of management to make quarterly distributions of cash, subject to the maintenance of reasonable reserves.

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

The third point relates to life cycle. The Partnership completed its funding and acquisition of property in previous years. Thus, the Partnership is in the
property operating stage.   As part of these operating activities, the
partnership was involved in purchasing and developing the aforementioned parcel in Clovis in 1994 and 1995. This activity is expected to enhance rental revenues and increase the value of the Shaw Villa Shopping Center. The Partnership believes that cash flows provided by operating activities will
continue.   Although the Partnership did sell the Shurgard Property in 1995, there are currently no plans to sell additional properties in 1997. However, the General Partner will review any unsolicited offers for the purchase of the Partnership's properties to determine if a negotiated sale would be in the Partnership's best interests.

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

During the year ended December 31, 1996, the General Partner earned partnership
management fees of $26,321.   Subsequent to year-end, the General Partner
received a partnership management fee    of $7,666.  Partnership management fees
were paid and calculated in accordance with the partnership agreement.

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


CASH FLOWS 1996 VS. 1995

Cash and cash equivalents increased $103,113 for the year ended December 31, 1996 as opposed to a $67,073 increase for the year ended December 31, 1995. Net cash from operating activities was $130,242 (31%) lower due primarily to changes in various asset and liability account balances that resulted in an increase in cash of $293,801 for the year ended December 31, 1996. Investing activities resulted in a $195,741 decrease in cash as opposed to a $201,584 increase in 1995. 1996 decrease was to due the tenant improvements relating to the Shaw Villa property and 1995's increase was due to cash received from the sale of the Shurgard property ($1,522,182) exceeding cash applied towards construction of the improvements at Shaw Villa ($1,389,009). Cash from financing activities increased $5,053 in 1996 as opposed to a decrease of $558,554 in 1995. This was due to the cash used for distributions to limited and general partners, less proceeds from the construction loan in 1995.

CASH FLOWS 1995 VS. 1994

Cash and cash equivalents increased $67,073 for the year ended December 31, 1995 as opposed to a $103,521 decrease for the year ended December 31, 1994. Net cash from operating activities was $116,863 (38%) higher due primarily to changes in various asset and liability account balances that resulted in an increase in cash. Investing activities resulted in a $201,584 increase in cash as opposed to a $60,762 decrease in 1994. 1994's decrease was due to cash used towards construction work at the Shaw Villa Shopping Center. 1995's increase was due to cash received from the sale of the Shurgard property ($1,522,182) exceeding cash applied towards construction of the improvements at Shaw Villa ($1,389,009). Cash used by financing activities was $558,554 in 1995 as opposed to $349,939 in 1994. This was due to the cash used for distributions to limited and general partners, less proceeds from the construction loan in 1995, exceeding the distributions to limited partners and the Santa Fe Business Park minority interest partner in 1994.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       PAGE

     Report of Independent Certified Public Accountants                   16

     Consolidated Balance Sheets - December 31, 1996 and 1995             17

     Consolidated Statements of Income for the years ended
          December 31, 1996, 1995 and 1994                                18

     Consolidated Statements of Partners' Equity for the years ended
          December 31, 1996, 1995 and 1994                                19

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994                               20-21

     Summary of Accounting Policies                                      22-23

     Notes to  Consolidated Financial Statements                         24-28

     Financial Statement Schedules

      Schedule III   -   Real Estate and Accumulated Depreciation        34

      Schedule IV    -   Mortgage Loans on Real Estate                   35

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Associated Planners Realty Fund
(a California limited partnership)
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, as of December 31, 1996 and 1995 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and
schedules  are  the  responsibility  of  the  Partnership's  management.    Our
responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules presents fairly, in all material respects, the information set forth therein

                                                BDO SEIDMAN, LLP
Los Angeles, California
February 12, 1997


           ASSOCIATED PLANNERS  REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                          CONSOLIDATED BALANCE SHEETS


December 31,                                       1996                1995
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                        $5,909,116           5,843,681
Cash and cash equivalents                          206,413             103,300
Other assets                                        31,086              64,089

Total assets                                    $6,146,615          $6,011,070

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                         $4,989              $2,368
      Related party (Note 5)                         6,894              26,668
   Notes payable (Note 3)                        1,497,782           1,225,950
   Security deposits and prepaid rent               31,424              44,848

Total liabilities                                1,541,089           1,299,834

MINORITY INTEREST                                  213,418             232,968

PARTNERS' EQUITY (NOTES 6 AND 7)
Limited partners:
  $1,000 stated value per unit - authorized
  7,500 units' issued and outstanding            4,350,158           4,133,882
General partner                                     41,950             344,386
Total partners' equity                           4,392,108           4,478,268

Total liabilities and partners' equity          $6,146,615          $6,011,070

[FN]
See accompanying summary of accounting policies and notes to consolidated financial statements.
                                          17


           ASSOCIATED PLANNERS  REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                       CONSOLIDATED STATEMENTS OF INCOME


Years ended December 31,                    1996           1995           1994
REVENUES
   Rental (Notes 2 and 4)               $713,377       $618,130       $749,824
   Interest                                8,981         20,909          5,126

                                         722,358        639,039        754,950
COSTS AND EXPENSES
   Operating                             271,514        259,774        295,890
   General and administrative             59,049         88,326        108,025
   Depreciation and amortization         130,305        122,366        141,493
   Interest expense                      100,420            ---            ---
   Loss on government securities             ---             98          2,757

                                         561,288        470,564        548,165

INCOME FROM OPERATIONS                   161,070        168,475        206,785

GAIN ON SALE OF PROPERTY                     ---        116,749            ---

MINORITY INTEREST IN NET LOSS (INCOME)
  OF JOINT VENTURES (NOTE 5)              15,985        (8,350)         11,107

NET INCOME                              $177,055       $276,874       $217,892


NET INCOME PER LIMITED
PARTNERSHIP UNIT (Note 6)                 $19.69         $33.23         $24.45

[FN]
See accompanying summary of accounting policies and notes to consolidated financial statements.

           ASSOCIATED PLANNERS  REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1995

                                    Limited Partners                   General
                              Total        Units            Amount     Partner
BALANCE, January 1, 1994    $6,116,709         7,499      5,819,311      297,398

Net income for the year        217,892           ---        183,369       34,523

Distribution to limited      (348,703)           ---      (348,703)          ---
partners

BALANCE, December 31, 1994   5,985,898         7,499      5,653,977      331,921

Net income for the year        276,874           ---        249,187       27,687

Distribution to limited     (1,769,282)           ---    (1,769,282)       ---
partners

Distribution to general        (15,222)           ---            ---     (15,222)
partner

BALANCE, December 31, 1995   4,478,268         7,499      4,133,882      344,386

Net income for the year        177,055           ---        147,622       29,433

Distribution to limited      (236,894)           ---      (236,894)          ---
partners

Distribution to general       (26,321)           ---            ---     (26,321)
partner

Reallocation of capital            ---           ---        305,548    (305,548)
(Note 7)

BALANCE, December 31, 1996  $4,392,108         7,499     $4,350,158      $41,950

[FN]
See accompanying summary of accounting policies and notes to consolidated financial statements.

           ASSOCIATED PLANNERS  REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                      CONSOLIDATED STATEMENTS OF CASH FLOW



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                     1996          1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                               $177,055      $276,874       $217,892
Adjustments to reconcile  net income
to net cash provided by operating activities:
  Depreciation and amortization           130,305       122,366        141,493
  Gain on sale of property                   ---       (116,749)           ---
  Minority interest in net (loss) income  (15,985)        8,350        (11,107)
Increase (decrease) from changes in:
  Government securities                       ---        55,554         74,649
  Other assets                             33,003        48,624       (55,030)
  Accounts payable-trade                    2,621      (21,587)        (2,386)
  Accounts payable-related party          (19,774)       26,567       (38,002)
  Security deposits and prepaid rents     (13,424)       24,745       (19,528)
  Other liabilities                           ---         (701)          (801)

Net  cash   provided   by  operating      293,801       424,043        307,180
activities


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property              ---     1,522,182            ---
  Additions to rental real estate       (195,740)   (1,389,009)            ---
  Additions (deletions) to construction       ---        68,411       (60,762)
                   in progress

Net cash provided by (used in)          (195,740)       201,584       (60,762)
investing activities

                                            20

           ASSOCIATED PLANNERS  REALTY FUND AND CONSOLIDATED ENTITIES
                        (A CALIFORNIA LIMITED PARTNERSHIP)
                  CONSOLIDATED STATEMENTS OF CASH FLOW (CONT.)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Years ended December 31,                         1996        1995         1994
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from refinancing                    271,832   1,225,950          ---
Distributions to limited partners           (236,894) (1,769,282)    (348,703)
Distributions to general partners            (26,321)    (15,222)         ---
Distributions to minority interest            (3,565)       ----       (1,236)

Net cash provided by (used in) financing       5,052    (558,554)    (349,939)
activities

NET INCREASE (DECREASE)  IN CASH AND  CASH   103,113      67,073     (103,521)
EQUIVALENTS

CASH AND  CASH EQUIVALENTS, beginning  of    103,300      36,227      139,748
year

CASH AND CASH EQUIVALENTS,  end of year     $206,413    $103,300      $36,227


SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

  CONSTRUCTION LOAN EXTINGUSIHMENT      $1,225,950

  NOTES PAYABLE ORIGINATION             $1,497,782


[FN]
See accompanying summary of accounting policies and notes to consolidated financial statements.

           ASSOCIATED PLANNERS  REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES


BUSINESS Associated Planners Realty Fund (the "Partnership"), a California limited partnership, was formed on November 19, 1985 under the Revised Limited Partnership Act of the State of California. The Partnership was formed to acquire income-producing real property throughout the United States with emphasis on properties located in California and southwestern states. The Partnership purchases such properties on an all cash basis or on a moderately leveraged basis and intends to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

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

RENTAL REAL    Assets are stated at cost.  Depreciation is computed using the
ESTATE AND     straight-line method over estimated  useful lives ranging from
DEPRECIATION   5 to  35 years.

               In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required.

RENTAL         Rental revenue is recognized  on a straight-line  basis to the
INCOME         extent that rental revenue is deemed collectible.

INVESTMENTS    The difference between  historical cost  and market  value are reported as unrealized gains or losses in the consolidated statements of income.

               For  the  purposes  of  the  statements  of  cash  flows,  the
STATEMENTS     Partnership considers cash in  the bank and  all highly liquid
OF             investments purchased  with  original    maturities  of  three
CASH FLOWS     months or less, to be cash and cash equivalents.

USE OF         The preparation  of  financial statements  in  conformity with
ESTIMATES      generally accepted  accounting principles  requires management to make  estimates and  assumptions that  affect  the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts  of revenues and  expenses during the
               reporting period.    Actual results  could  differ  from those
               estimates.

           ASSOCIATED PLANNERS  REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES


NEW ACCOUNTING Statement of Financial Accounting Standards No. 125, PRONOUNCEMENTS "Accounting for Transfers and Servicing of Financial Assets and
               Extinguishments of Liabilities" (SFAS No. 125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company does not expect adoption to have a material effect on its financial position or results of operations.

           ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

2. RENTAL REAL       The Partnership currently has interests in the following
   ESTATE            four rental real estate properties, two are wholly-owned
                     and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%):

        LOCATION (PROPERTY NAME)            DATE PURCHASED             COST

        Encinitas, California
        (179 Calle Magdelena)           December 31, 1986          $ 705,918
        Encinitas, California
        (187 Calle Magdelena)           December 31, 1986            853,560
        Clovis, California               January 23, 1987          2,833,241
        Simi Valley, California         November 12, 1987          2,616,523

        The major categories of property are:

              December 31,                         1996          1995


                    Land                         $2,361,894   $2,361,894
                    Buildings and improvements    4,600,688    4,404,947
                    Furniture and fixtures           46,660       46,660

                                                  7,009,242    6,813,501
                    Less accumulated depreciation 1,100,126      969,820

                    Net rental real estate       $5,909,116   $5,843,681

           ASSOCIATED PLANNERS  REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Rental Real       A significant portion of the Partnership's rental revenue
   Estate            was earned from tenants whose individual  rents represent
   (Continued)       more than 10% of total rental revenue.  Specifically:

                        Two tenants accounted for 34% and 18% in 1996; One tenant accounted for 38% in 1995;
                        One tenant accounted for 30% in 1994;

3.  Notes Payable    In January  1995,  the  Partnership closed  escrow  on  a
                     parcel of  land  adjacent  to  the  Shaw  Villa  Shopping
                     Center.  The  purchase price  of the  land was  $206,749,
                     including a $13,102 acquisition fee paid to  the Advisor.
                     The purchase was financed using $23,602 in cash,  and the
                     remainder by a one year construction loan  from Valliwide
                     Bank of Fresno.   The total construction loan  commitment
                     is for  $1,365,000  which  matured on  October  5,  1996.
                     Borrowings on the construction loan totaled $1,225,950 as
                     of December 31, 1995.  The construction loan amortization
                     is interest only with payments of $89,045 paid during the
                     year ended  December  31,  1996.   The  construction  was
                     completed during  1995 and  total construction  costs  of
                     $1,372,900  was   allocated   to   land,   building   and
                     improvements. Included in construction costs is $87,838 in construction loan interest that was capitalized.

                     In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five - year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal and interest of $14,919. The note payable balance is $1,497,782 at December 31, 1996.

                     The carrying amount of the loan is a reasonable estimate of fair value because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

           ASSOCIATED PLANNERS  REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Notes Payable    The aggregate annual future maturities at December 31,
     (Continued)     1996 are as follows:

                    YEAR ENDING                          DECEMBER 31, 1996

                       1997 ..................................$25,730
                       1998 .................................  30,619
                       1999 .................................. 33,524
                       2000 .................................  36,706
                       2001 .................................  40,189
                 Thereafter ................................1,331,014

                          Total                            $1,497,782


4.  Future           As of December  31, 1996,  future minimum rental  income
    Minimum          under existing leases, excluding  month to month  rental
    Rental           agreements, that have  remaining noncancelable terms  in
    Income           excess of one year are as follows:


                      Year Ending December 31,                         Amount


                         1997                                        $642,098
                         1998                                         421,831
                         1999                                         370,840
                         2000                                         360,655
                         2001                                         302,422
                         Thereafter                                   957,730

                         Total                                    $ 3,055,576


                      Future minimum rental income does not include lease renewals or new leases that may result after a noncan-celable-lease expires.

5. Related Party     (a)  In  accordance  with   the  partnership   agreement,
   Transactions      compensation earned  by  or services  reimbursed  to  the
                     General Partner consisted of the following:

                 Year ended December 31,          1996      1995       1994

            Partnership management fees         $26,321   $35,953   $ 38,745
        Administrative services:
               Data processing                    4,802     4,609      4,774
               Postage                            2,625     2,782      1,910
               Investor processing                1,869     1,844      2,452
               Investor communications            1,333     1,383      1,432
               Duplication                          923       922        955
               Miscellaneous                        448       461        477

                                                $38,321   $47,954    $50,745

           ASSOCIATED PLANNERS  REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Related Party (b) Property management fees to West Coast Realty Transactions Management, Inc. ("WCRM"), an affiliate of the General
   (Continued)       Partner, were $35,501, $22,930 and $22,728 for 1996, 1995
                     and 1994.

                     (c)  Distributions of $3,566, $-0-, and $1,236  for 1996,
                     1995 and 1994 were made to an affiliate in connection with the minority interest. The minority interest in earnings (loss) income was $15,985, $(8,350) and $11,107 for 1996, 1995 and 1994.


                     (d)  Related party accounts payable (receivable)   are as
                     follows:

                         December 31,                1996      1995


                 Associated Financial Group, Inc.     $  ---   $ 13,351
                 West Coast Realty Advisors            3,000      6,000
                 West Coast Realty Management          8,965      7,317
                 Prado   Land    Co.                  (5,071)      ---

                                                      $6,894    $26,668


6. Net Income        The Net Income per Limited Partnership Unit  was computed
   and Cash          in accordance with  the partnership  agreement using  the
   Distributions     weighted   average   number   of   outstanding    limited
   Per Limited       partnership units of 7,499 for 1996, 1995 and 1994.
   Partnership
   List
                                  27

           ASSOCIATED PLANNERS  REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Net Income
   and Cash          The  Limited  Partner  cash  distributions,  computed  in
   Distributions     accordance  with  the  Partnership  Agreement,  were   as
   Per Limited       follows:
   Partnership
   List                               Outstanding       Amount        Total
  (Continued)                          Units           Per Unit   Distribution


                     September 30, 1995     7,499       $ 7.50      $ 56,242
                     June 30, 1995          7,499         7.50        56,243
                     March 31, 1995         7,499        10.00        74,990
                     December 31, 1994      7,499        10.00        74,990

                                                Sub-total            262,465

                     Additional distribution
                       upon sale of property $182.69 - $207.39     1,506,817


                                       Total                   $   1,769,282


                     September 30, 1996     7,499        $ 8.15      $61,117
                     June 30, 1996          7,499          8.15       61,117
                     March 31, 1996         7,499          8.15       61,117
                     December 31, 1995      7,499          7.14       53,543

                                        Total                   $    236,894

                     Distributions were paid in the fiscal quarter following the record date.

7.  Reallocation     Per  the  provisions  of  Section  11.1  (V)(ii)  of  the
    of Partner       Partnership Agreement,  the  General  Partner  determined
    Balances         that action  was  necessary  to  "cure  the  ambiguities"
                     within  the  Agreement.    The  ambiguity   involved  the
                     treatment of the partnership  management fee, being  paid
                     to the General Partner, as an expense of the Partnership,
                     as opposed to  a general partner  withdrawal of  capital.
                     It was determined  that the  partnership management  fees
                     shall be treated as a withdrawal  of capital in 1996  and
                     beyond with  a retroactive  reallocation of  capital  for
                     partnership management fees paid prior to 1996.  In order
                     to  properly  reflect  the  allocation,  a   transfer  of
                     $305,548 was made from the General Partner's capital account to the Limited Partners capital account during the quarter ended March 31, 1996.

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

     NEAL NAKAGIRI (Born 1954 ) serves as Executive Vice President, General Counsel, Chief Operating Officer and Secretary of Associated Financial Group, Inc. He is Vice President for two subsidiaries, Associated Securities Corp. and Associated Planners Investment Advisory, Inc. He joined the "Associated" group of companies in March 1985. He was Vice President of Compliance with Morgan, Olmstead, Kennedy & Gardner from 1984 to 1985. He was First Vice President and Director of Compliance with Jefferies and Co., Inc. from 1981 to 1984. He was Vice President and Director of Compliance at W & D Securities, Inc. from 1980 to 1983. He was an Investigator with the National Association of Securities Dealers, Inc. from 1976 to 1980. He has a B.A. degree in Economics from UCLA
(1976) and a J.D. from Loyola Law School of Los Angeles (1991). He is a member of the California Bar and the Compliance and Legal Division of the Securities Industry Association.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant was organized in November 1985 as a California Limited Partnership. Its General Partner is WCRA. The Registrant has no executive officers or directors. Philip N. Gainsborough, an officer of the General Partner, made an original limited partnership contribution to the Partnership in November 1985, which was subsequently paid back to him in March 1988 when the Partnership met its minimum funding requirement. The General Partner and its affiliates are entitled to compensation from the Partnership for the following services rendered:

     1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash operations. For the year ended December 31, 1996, the amount paid to the General Partner was $26,321. In addition, the General Partner is entitled to reimbursement for certain public offering expenses, the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. For the year ended December 31, 1996, the Partnership reimbursed $12,000 to the General Partner for these expenditures.

     2. For property management services, the General Partner engaged WCRM an affiliate of the General Partner. For the year ended December 31, 1996, WCRM earned property management fees of $35,501 from the Partnership. On December 31, 1996, the Partnership was indebted to WCRM for $8,965, which was paid subsequent to year-end.

     3. The General Partner received a 10% allocation of net income before depreciation and amortization and 1% of depreciation. For the year ended December 31, 1996 this resulted in a $30,736 allocation of net income before depreciation and a $1,303 allocation of depreciation or a net income allocation of $29,433.

     4. In connection with the joint venture in the Santa Fe Business Park properties, the Partnership made distributions totaling $3,566 to Prado Land Company, an affiliate of the General Partner's President, during the year ended December 31, 1996. For the year ended December 31, 1996, Prado Land Company was allocated $15,895 of net loss for its minority interest in the joint venture's earnings.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          The following financial statements of Associated Planners Realty Fund, a California Limited Partnership, are included in PART II, ITEM 8:

                                                                       PAGE

       Report of Independent Certified Public  Accountants.........      16

       Consolidated Balance Sheets -- December 31, 1996 and 1995....     17

       Consolidated Statements of Income for the years ended
             December 31, 1996, 1995, and 1994.....................      18

       Consolidated Statements of Partners' Equity for the years ended
             December 31, 1996, 1995, and 1994 ....................      19

       Consolidated Statements of Cash Flows for the years ended
             December 31, 1996, 1995 and 1994......................    20-21

       Summary of Accounting Policies..............................    22-23

       Notes to Consolidated Financial Statements..................    24-28

     2.   FINANCIAL STATEMENT SCHEDULES

  Schedule III  --Real Estate and Accumulated Depreciation.........    34

  Schedule IV  --Mortgage Loan on Real Estate......................    35

          All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)  REPORTS ON FORM 8-K
     NONE

(c)  EXHIBITS
     NONE


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996
INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS:


                          Initial Cost                 Gross Amount at
                                                            which
                                                     Carried at Close of Period
                                            Cost                                                                      Life (Years)
                                          Capitalized                                                                  on which
                                Building  Subsequent to       Building                                             Depreciation is
                                    &     Acquisition on         &                                Year                  Computed
                                Improve-   Improve-            Improve-    Total   Accumulated Construction    Date    Building &
Description  Emcumbrances  Land   ments     ments      Land     ments      Cost    Depreciation  Completed    Acquired Improvements

Santa Fe
Business
Park
Encinitas,          -     726,827  798,427  34,224   729,928   829,550    1,559,478  397,007        1982         12-86        5 - 19
CA

Shaw Villa
Shopping
Center
Clovis, CA    1,497,782   657,924  551,066 1,624,251 878,646  1,954,595   2,833,241  197,378        1978          1-87    31.5- 40

Pacific
Bell
Office
Building
Simi                -     753,320 1,863,203      -   753,320  1,863,203   2,616,523  505,741        1986           11-87   31.5-40
Valley, CA

TOTAL       1,497,782   2,138,071 3,212,696 1,658,475 2,361,894 4,647,348 7,009,242 1,100,126



A reconciliation of accumulated                         A reconciliation of cost for the
depreciation for the years ending                       years ending December 31, 1994, 1995 and 1996
December 31, 1994, 1995, 1996 follows:                  follows:
Balance at January 1, 1994               $939,535       Balance at January 1,  1994       $7,063,499
1994 Additions                            141,493       1994 Additions                             0
Balance at December 31,1994             1,081,028       Balance at December 31, 1994       7,063,499
1995 Additions                            122,366       1995 Additions                     1,427,466
1995 Deletions                           (233,574)      1995 Deletions                    (1,677,464)
Balance at December 31, 1995              969,820       Balance at December 31, 1995       6,813,501
1996 Additions                            130,306       1996 Additions                       195,741
Balance at December 31, 1996           $1,100,126       Balance at December 31, 1996     $ 7,009,242





SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
Information required by Rule 12-29 is as follows:
December 31, 1996





                          Final       Periodic                                Delinquent
               Interest  Maturity      Payment      Prior     Face    Carrying Principal/
Description      Rate      Date         Terms       Liens    Amount    Amount   Interest

                                     Monthly
                                    Principal
                                    & Interest
Shaw Villa                          Payments:
Shopping Center  9.1%   11/1/2006  Amortized over   None  $1,500,000  1,497,782    None
Clovis,  CA                         20 years;
                                     Balloon
                                    Payment @
                                     Maturity



A reconciliation of mortgage loans payable for the years ended December 31, 1995 and 1996 as follows:


Balance at January 1, 1995                                       -
1995 Additions                                            1,225,950
1995 Paydowns                                                    -
Balance at December 31, 1995                              1,225,950
1996 Additions                                            1,500,000
1996 Paydowns                                            <1,228,168>
Balance at December 31, 1996                             $1,497,782


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


                        ASSOCIATED PLANNERS REALTY FUND
                        A California Limited Partnership
                                  (Registrant)


                                        W. THOMAS MAUDLIN JR.
                                        (A General Partner)


                              By:  WEST COAST REALTY ADVISORS, INC.
                                        (A General Partner)


                                           NEAL NAKAGIRI
                       (Director and Executive Vice President/General Counsel)


                                        MICHAEL G. CLARK
                                   (Vice President/Treasurer)


Date:      March 1, 1997