Form 10-Q
period 1997-03-31
ASSOCIATED PLANNERS REALTY FUND
filed 1997-05-15
CIK 785791

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended       MARCH 31, 1997

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three months ended March 31, 1997 and 1996, have been made in the following financial statements which are normal recurring entries in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                MARCH 31, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                            March 31, 1997   December 31, 1996
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                         $5,888,844          $5,909,116
Cash and cash equivalents                           205,013             206,413
Other assets                                         31,407              31,086

TOTAL ASSETS                                     $6,125,264          $6,146,615

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
 Accounts payable:
   Trade                                            $15,847              $4,989
   Related party (Note 3)                            12,488               6,894
   Notes payable (Note 4)                         1,491,027           1,497,782
   Security deposits and prepaid rent                29,622              31,424

TOTAL LIABILITIES                                 1,548,984           1,541,089

Minority interest                                   212,241             213,418

PARTNERS' EQUITY (NOTES 6 AND 7)
 Limited partners:
$1,000 stated value per unit - authorized
 7,500 units;issued and outstanding 7,499         4,321,183           4,350,158
 General partner                                     42,856              41,950
TOTAL PARTNERS' EQUITY                            4,364,039           4,392,108

TOTAL LIABILITIES AND PARTNERS' EQUITY           $6,125,264          $6,146,615

[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                      THREE MONTHS ENDED MARCH 31, 1997
                                 (UNAUDITED)

                                               LIMITED PARTNERS       GENERAL
                                   TOTAL     UNITS      AMOUNT        PARTNER
BALANCE AT DECEMBER 31, 1996    $4,392,108    7,499       $4,350,158   $41,950

Net income                          48,588       --           40,016     8,572

Distributions to limited partners (68,991)       --         (68,991)        --

Distributions to general partner   (7,666)       --               --   (7,666)

BALANCE AT MARCH 31, 1997       $4,364,039    7,499       $4,321,183   $42,856


                      THREE MONTHS ENDED MARCH 31, 1996
                                 (UNAUDITED)

                                               LIMITED PARTNERS       GENERAL
                                  TOTAL      UNITS       AMOUNT       PARTNER
BALANCE AT DECEMBER 31, 1995    $4,478,268    7,499       $4,133,882   $344,386

Net income                          47,250       --           39,659      7,591

Reallocation of balances  prior
to January 1, 1996 (Note 6)             --       --          305,548  (305,548)

Distributions to limited partners (53,543)       --         (53,543)         --

Distributions to general partner   (5,949)       --               --    (5,949)

BALANCE AT MARCH 31, 1996       $4,466,026    7,499       $4,425,546    $40,480

[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                            Three      Three
                                           Months      Months
                                            Ended      Ended
                                          March 31,  March 31,
                                            1997        1996
REVENUES
   Rental (Note 2)                         $188,956    $173,965
   Interest                                   2,388         983

                                            191,344     174,948

COSTS AND EXPENSES
   Operating                                 33,086      31,209
   Property taxes                             9,646       7,631
   Property management fees (Note 3(c))       9,303       8,576
   General and administrative                16,802      11,438
   Depreciation and amortization             41,253      31,842
   Interest expense                          34,024      19,409

                                            144,114     110,105

INCOME FROM OPERATIONS                       47,230      64,843

Minority interest in net loss (income)
of  joint ventures                          (1,358)      17,593

NET INCOME                                  $48,588     $47,250

NET INCOME PER LIMITED PARTNERSHIP
UNIT (Note 5)                                 $5.34       $5.29


[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                                               THREE MONTHS    THREE MONTHS
                                                    ENDED          ENDED
                                               MARCH 31, 1997  MARCH 31, 1996
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                            $48,588         $47,250
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                       41,253          31,842
    Minority interest in net income (loss)              1,358        (17,593)
Increase (decrease) from changes in:
    Other assets                                        (321)          19,217
    Accounts payable                                   16,452         (4,649)
    Security deposits                                 (1,803)             594
NET CASH PROVIDED BY OPERATING ACTIVITIES             105,527          76,661

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Tenant improvement additions                     (20,980)             ---
NET CASH PROVIDED BY INVESTING ACTIVITIES            (20,980)             ---

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
    Repayment of notes payable                        (6,755)             ---
    Distributions to minority interests               (2,535)             ---
    Distributions to limited partners                (68,991)        (53,543)
    Distributions to general partner                  (7,666)         (5,949)
NET CASH USED IN FINANCING ACTIVITIES                (85,947)        (59,492)

NET CASH INCREASE IN CASH AND CASH EQUIVALENTS        (1,400)          17,169

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      206,413         103,300

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $205,013        $120,469

[FN]
               See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS
Associated Planners  Realty  Fund  (the  "Partnership"),  a  California  limited partnership, was formed on November 19, 1985 under the Revised Limited Partnership Act of the State of California. The Partnership was formed to acquire income-producing real property throughout the United States with emphasis on properties located in California and southwestern states. The Partnership purchased such properties on an all cash basis, or operated them on a moderately leveraged basis, and intended to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

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

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125) issued by the Financial Accounting Standards Board (FASB) is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The new standard provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Partnership does not expect adoption to have a material effect on its financial position or results of operations.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1996

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

NOTE 2- RENTAL REAL ESTATE

The Partnership currently has interests in the following four rental real estate properties. Two are wholly owned and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%):

Location (Property Name)           Date Purchased              Cost

Encinitas, California
   (179 Calle Magdalena)         December 31, 1986                $ 705,918
Encinitas, California
   (187 Calle Magdalena)         December 31, 1986                  853,560
Clovis, California                January 23, 1987                2,854,221
Simi Valley, California          November 12, 1987                2,616,523

The  major categories of property are:

                                       March 31, 1997     December 31, 1996

Land                                       $2,361,894            $2,361,894
Building and Improvements                   4,621,668             4,600,688
Furniture and Fixtures                         46,660                46,660

                                            7,030,222             7,009,242
Less accumulated depreciation               1,141,378             1,100,126

Net rental real estate                     $5,888,844            $5,909,116

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1996

NOTE 2- RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

     Two tenants accounted for 29% and 20% in 1997;
     Two tenants accounted for 34% and 18% in 1996;

NOTE 3 - RELATED PARTY TRANSACTIONS

(a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $7,666 for the quarter ended March 31, 1997 and $5,949 for the quarter ended March 31, 1996. See also Note 6.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended March 31, 1997 and March 31, 1996.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $9,303 for the quarter ended March 31, 1997, and $8,576 for the quarter ended March 31, 1996.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1996
                                  (continued)

NOTE 4- NOTES PAYABLE

In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the remainder by a one year construction loan from Valliwide Bank of Fresno. The total construction loan commitment is for $1,365,000 that matured on October 5, 1996. Borrowings on the construction loan totaled $1,225,950 as of December 31, 1995. The construction was completed during 1995 and total construction costs of $1,372,900 was allocated to land, building and improvements. Included in construction costs is $87,838 in construction loan interest that was capitalized.

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years, then may be adjusted to the weekly average of the five - year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal and interest of $14,919. The note payable balance is $1,491,027 at March 31, 1997.

The carrying amount is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at March 31, 1997 are as follows:

      1997 ..................................$18,975
      1998 .................................. 30,619
      1999 .................................. 33,524
      2000 .................................. 36,706
      2001 .................................. 40,189
      Thereafter ..........................1,331,014

      Total                               $1,491,027

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1996

NOTE 5 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 1997 and 1996.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                        Outstanding        Amount            Total
Record Date                Units          Per Unit        Distribution

September 30, 1996         7,499           $  8.15          $ 61,117
June 30, 1996              7,499              8.15            61,117
March 31, 1996             7,499              8.15            61,117
December 31, 1995          7,499              7.14            53,543

Total                                                       $236,894

September 30, 1995         7,499           $  7.50          $ 56,242
June 30, 1995              7,499              7.50            56,243
March 31, 1995             7,499             10.00            74,990
December 31, 1994          7,499             10.00            74,990

                                                             262,465

Additional                                 $182.69 to
Distribution               7,499           $207.39         1,506,817
upon sale of property

Total                                                     $1,769,282

Distributions were paid in the fiscal quarter following the record date.

NOTE 6 - REALLOCATION OF PARTNER BALANCES
Per the provisions of Section 11.1 (V)(ii) of the Partnership Agreement, the General Partner determined that action was necessary to "cure the ambiguities" caused by the Agreement itself. The ambiguity involved the treatment of the partnership management fee, being paid to the General Partner, as an expense of the Partnership, when in fact, it should have been treated as a general partner withdrawal of capital. In order to properly reflect this inception to date correction, a transfer of $305,548 was made from the General Partner's capital account to the Limited Partners capital account during the quarter ended March 31, 1996.

NOTE 7 - SUBSEQUENT EVENTS
The Partnership distributed $68,991 ($9.20 per unit) on May 9, 1997 to Limited Partners of record as of March 31, 1997.

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

The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership intended to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.
The Partnership's principal investment objectives are to invest in rental real estate properties which will:

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

Operations for the quarter ended March 31, 1997, reflect an entire period of operations for the Partnership's properties. Rental revenue for the three months ended March 31, 1997 increased from that for the three months ended March 31, 1996 by approximately $15,000, due to increased occupancy at the Shaw Villa Shopping Center, which pertains to the completion of the construction-in-progress in 1995 and subsequent leasing of the additional 8,000 square feet of rentable space, and additionally improved occupancy at the multi-tenant Santa Fe Business Park Building. Interest income increased $1,405 (143%) during the quarter ended March 31, 1997 when compared to the quarter ending March 31, 1995. This increase is due to larger amounts of cash held in interest bearing accounts during the quarter ending March 31, 1997 as opposed to March 31, 1996.

The Partnership generated $89,841 in income from operations before depreciation of $41,253 for the three months ended March 31, 1997 compared to $79,092 in income from operations before depreciation of $31,842 for the three months ended March 31, 1996. Depreciation expense increased $9,411 due to the completion of construction-in-progress of the Clovis property. The completion was completed during 1995 and total construction costs of $1,372,000 was allocated to land, building and improvements. Costs and expenses related to the properties operation increased for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 by $24,598 due primarily to an increase in interest expense of $14,615 that was incurred after the completion of construction at the Shaw Villa Shopping Center. Additionally, total operating and general and administrative expenses increased by $7,241 (17%) for the three months ended March 31, 1997 compared to the three months ended March 31, 1996, primarily due to increased repair and maintenance expenditures, consulting services, legal and accounting fees and property management fees.

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

In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the remainder by a one year construction loan from Valliwide Bank of Fresno. The total construction loan commitment was
$1,365,000 that matured on October 5, 1996.   The construction was completed
during 1995 and total construction costs of $1,372,900 were allocated to land, building and improvements. Included in construction costs was $87,838 in construction loan interest that was capitalized.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five - year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal and interest of $14,919. The note payable balance is $1,491,027 at March 31, 1997.

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

   During the quarter ended March 31, 1997, the Partnership made distributions to the general and limited partners totaling $76,657 of which $28,069 constituted a return of capital. The $76,657 in distributions compared favorably to the $89,841 in cash generated from property operations (net income plus depreciation expense). On May 9, 1997, the Partnership made a distribution to limited partners totaling $68,991. Additionally, the partnership distributed $4,076 to the minority interest partner during the quarter ended March 31, 1997. Distributions are determined by management based on cash flow and the liquidity position of the Partnership. It is the intention of management to make quarterly distributions of cash, subject to the maintenance of reasonable reserves.

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

     3. Stage in the partnership's life cycle (e.g., money-raising, acquisition, operating or disposition phase); and

     4.   Distributions to partners.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

The Partnership believes it has the ability to generate sufficient cash to meet both short-term and long-term liquidity needs, based upon the above four points.
The first point refers to the risk of Partnership investments.   The
Partnership's investments in properties were originally paid for in cash. Subsequent debt was taken on by the Partnership is relatively moderate in size.

The second point relates to the condition of the Partnership's properties. All Partnership properties are in good condition. There is no foreseeable need to increase reserves to fund deferred or unusual maintenance and repair
expenditures.   However, the Partnership realizes that a vacancy at the Pacific
Bell Building might require the expenditure of funds for leasehold improvements, and has appropriately allocated a portion of revenues towards that purpose.

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

During the quarter ended March 31, 1997, the General Partner earned partnership
management fees of $7,666.   Partnership management fees were paid and
calculated in accordance with the partnership agreement.

   The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

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

B. Triple net leases at the Shaw Villa Shopping Center and Pacific Bell Building that give the Partnership an ability to pass on higher operating costs to its tenants.


CASH FLOWS - MARCH 31, 1997 VS. MARCH 31, 1996

Cash resources decreased $1,400 during the three months ended March 31, 1997 compared to a $17,169 increase in cash resources for the three months ended March 31, 1996. Cash provided by operating activities increased by $105,527 with the largest contributor being $89,841 in cash basis net income for the three months ended March 31, 1997. In contrast, the three months ended March 31, 1996 provided $76,661 in cash from operating activities due primarily to $79,092 in cash basis net income. The sole use of cash in investing activities for the three months ended March 31, 1997 was $20,980 expended for tenant improvements to an existing tenant at the Shaw Villa Shopping Center. In contrast, the three months ended March 31, 1996 did not have any investing activities. For the three months ended March 31, 1997, financing activities used $85,947 via distributions to limited, general and minority partners totaling $79,192 and repayments on notes payable of $6,755. In contrast, the three months ended March 31, 1996, financing activities used an additional $59,492 via distributions to these same parties.

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



                         ASSOCIATED PLANNERS REALTY FUND
                          A California Limited Partnership
                                    (Registrant)





May 14, 1997               By: WEST COAST REALTY ADVISORS, INC.
                                 A California Corporation,
                                      General Partner




                                       Neal E. Nakagiri
                          Director and Executive Vice President/Secretary





May 14, 1997
                                      Michael G. Clark
                                   Vice President/Treasurer