Form 10-Q
period 1997-06-30
ASSOCIATED PLANNERS REALTY FUND
filed 1997-08-12
CIK 785791

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        JUNE 30, 1997

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

ITEM 1.   FINANCIAL STATEMENTS
     In the opinion of  the General Partner of  Associated Planners Realty  Fund
(the"Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30, 1997 and 1996, have been made in the following financial statements which are normal and recurring in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.


                               BALANCE SHEETS
              JUNE 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                                   June 30,      December 31,
                                                     1997            1996
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                            $5,847,594      $5,909,116
Cash and cash equivalents                              186,913         206,413
Other assets                                            63,033          31,086

TOTAL ASSETS                                        $6,097,540      $6,146,615

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                            $13,227          $4,989
      Related party (Note 3)                            13,502           6,894
   Notes payable (Note 4)                            1,484,116       1,497,782
   Security deposits and prepaid rent                   24,554          31,424

TOTAL LIABILITIES                                    1,535,399       1,541,089

Minority interest                                      210,917         213,418

PARTNERS' EQUITY (NOTES 6 AND 7)
  Limited partners:
    $1,000 stated value per unit - authorized
     7,500 units; issued and outstanding 7,499       4,305,937       4,350,158
  General partner                                       45,287          41,950

TOTAL PARTNERS' EQUITY                               4,351,224       4,392,108

TOTAL LIABILITIES AND PARTNERS' EQUITY              $6,097,540      $6,146,615

[FN]
                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                ASSOCIATED PLANNERS REALTY FUND
              (A CALIFORNIA LIMITED PARTNERSHIP)

                STATEMENTS OF PARTNERS' EQUITY
                SIX MONTHS ENDED JUNE 30, 1997
                          (UNAUDITED)

                                             LIMITED PARTNERS         GENERAL
                                  TOTAL       UNITS        AMOUNT     PARTNER
BALANCE AT DECEMBER 31, 1996       $4,392,108   7,499      $4,350,158  $41,950

Net income                            112,429      --          93,761   18,668

Distributions to limited partners   (137,982)      --       (137,982)       --

Distributions to general partner     (15,331)      --              -- (15,331)

BALANCE AT  JUNE 30, 1997          $4,351,224   7,499      $4,305,937  $45,287


                           SIX MONTHS ENDED JUNE 30, 1996
                                     (UNAUDITED)

                                              LIMITED PARTNERS        GENERAL
                                  TOTAL        UNITS       AMOUNT     PARTNER
BALANCE AT DECEMBER 31, 1995       $4,478,268   7,499      $4,133,882  $344,386

Net income                             81,798      --          67,887    13,911

Reallocation of balances prior to
January 1, 1996 (Note 6)                   --      --         305,548 (305,548)

Distributions to limited partners   (114,660)      --       (114,660)        --

Distributions to general partner     (12,740)      --              --  (12,740)

BALANCE AT JUNE 30, 1996           $4,432,666   7,499      $4,392,657   $40,009

[FN]
                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                ASSOCIATED PLANNERS REALTY FUND
              (A CALIFORNIA LIMITED PARTNERSHIP)

                     STATEMENTS OF INCOME
       THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                          (UNAUDITED)

                    THREE MONTHS  THREE MONTHS    SIX MONTHS    SIX MONTHS
                       ENDED         ENDED           ENDED         ENDED
                      JUNE 30,      JUNE 30,       JUNE 30,      JUNE 30,
                        1997          1996           1997          1996
REVENUES:
Rental                    $209,236       $178,132       $398,192       $352,098
Interest                     2,221          2,720          4,609          3,702

                           211,457        180,852        402,801        355,800


COSTS AND EXPENSES:
Operating                   36,540         43,704         69,626         91,506
Property taxes               9,410          7,965         19,056         15,596
Property management fees    10,502          8,733         19,805         17,310
General and administrative  18,797         15,238         35,601         26,675
Depreciation                41,250         31,842         82,502         63,684
Interest Expense            33,869         39,361         67,892         41,178

                           150,368        146,843        294,482        255,949

LESS MINORITY INTEREST
IN NET (INCOME) LOSS OF
JOINT VENTURE              (2,752)            460        (4,110)         18,053


NET INCOME                 $63,841        $34,549       $112,429        $81,798



NET INCOME PER
LIMITED PARTNERSHIP UNIT    $7.17          $3.76         $12.50          $9.05

[FN]
        See accompanying notes to financial statements.

                ASSOCIATED PLANNERS REALTY FUND
              (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                          (UNAUDITED)
                                                SIX MONTHS     SIX MONTHS
                                                   ENDED          ENDED
                                                JUNE 30, 1997  JUNE 30, 1996
Cash Flow from operating activities:
  Net income                                       $112,429         $81,798
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                     82,502          63,684
    Minority interest in net income (loss)            4,110        (18,053)
Increase (decrease) from changes in:
    Other assets                                   (31,947)          28,394
    Accounts payable                                 14,846         119,990
    Security deposits and prepaid rents             (6,870)           (715)

Net cash provided by operating activities          175,070         275,098

Cash flows used in investing activities:
    Tenant improvement additions                   (20,980)             ---

Net cash (used in) investing activities            (20,980)             ---

Cash flows used in financing activities:
    Repayment of notes payable                     (13,666)             ---
    Distributions to minority interest              (6,611)             ---
    Distributions to general partners              (15,331)        (12,740)
    Distributions to limited partners             (137,982)       (114,660)

Net cash (used in) financing activities            (173,590)       (127,400)

Net (decrease) increase in cash and cash
equivalents                                        (19,500)         147,698

Cash and cash equivalents at beginning of           206,413         103,300
period

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $186,913        $250,998

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1996

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

NOTE 2- RENTAL REAL ESTATE

The Partnership currently has interests in the following four rental real estate properties. Two are wholly-owned and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%):

Location (Property Name)           Date Purchased                      Cost

Encinitas, California
   (179 Calle Magdalena)         December 31, 1986             $    705,918
Encinitas, California
   (187 Calle Magdalena)         December 31, 1986                  853,560
Clovis, California                January 23, 1987                2,854,221
Simi Valley, California          November 12, 1987                2,616,523

The major categories of property are:

                                        June 30, 1997     December 31, 1996

Land                                       $2,361,894            $2,361,894
Building and Improvements                   4,621,668             4,600,688
Furniture and Fixtures                         46,660                46,660

                                            7,030,222             7,009,242
Less accumulated depreciation               1,182,628             1,100,126

Net rental real estate                     $5,847,594            $5,909,116

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1996 (Continued)

NOTE 2- RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from a tenant whose individual rent represented more than 10% of total rental revenue.
Specifically:

     Two tenants accounted for 29% and 20% in 1997;
     Two tenants accounted for 34% and 18% in 1996;


NOTE 3 - RELATED PARTY TRANSACTIONS

(a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $7,666 for the quarter ended June 30, 1997 and $6,791 for the quarter ended June 30, 1996, and $15,331 for the six months ended June 30, 1997 and $12,740 for the six months ended June 30, 1996.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended June 30, 1997 and June 30, 1996, and $6,000 for the six months ended June 30, 1997 and 1996.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $10,502 for the quarter ended June 30, 1997, and $8,733 for the quarter ended June 30, 1996, and $19,805 for the six months ended June 30, 1997 and $17,310 for the six months ended June 30, 1996.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1996 (Continued)

NOTE 4- NOTES PAYABLE

In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the remainder by a one year construction loan from Valliwide Bank of Fresno. The total construction loan commitment was for $1,365,000 that matured on October 5, 1996. Borrowings on the construction loan totaled $1,225,950 as of December 31, 1995. The construction was completed during 1995 and total construction costs of $1,372,900 was allocated to land, building and improvements. Included in construction costs is $87,838 in construction loan interest that was capitalized.

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years, then may be adjusted to the weekly average of the five - year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal and interest of $14,919. The note payable balance is $1,484,116 at June 30, 1997.

The carrying amount is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at June 30, 1997 are as follows:

      1997 ..................................$12,064
      1998 .................................. 30,619
      1999 .................................. 33,524
      2000 .................................. 36,706
      2001 .................................. 40,189
      Thereafter ..........................1,331,014

      Total                               $1,484,116

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1996 (Continued)

NOTE 5- NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 1997 and 1996.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                        Outstanding        Amount            Total
Record Date                Units          Per Unit        Distribution

March 31, 1997             7,499            9.20              68,991
December 31, 1996          7,499            9.20              68,991

Total                                                       $137,982

March 31, 1996             7,499            8.15             61,117
December 31, 1995          7,499            7.14             53,543

Total                                                       $114,660

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1996



NOTE 7 - SUBSEQUENT EVENTS
The Partnership distributed $76,499 ($10.20 per unit) on August 5, 1997 to Limited Partners of record as of June 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997 the Partnership made distributions to the general and limited partners totaling $153,313, of which $40,884 constituted a return of capital. The $153,313 in distributions compared favorably to the $194,931 in cash generated from property operations (net income plus depreciation expense). On February 3, 1997 and May 9, 1997 the Partnership made distributions of $9.20 to units holders of record as of December 31, 1996 and March 31, 1997, respectively. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make quarterly distributions of cash, subject to maintenance of reasonable reserves.

Management uses cash as its primary  measure of a partnership's liquidity.   The
amount of cash that represents adequate liquidity for a real estate limited partnership depends on several factors. Among them are:

      1.  Relative risk of the partnership;
      2.  Condition of the partnership's properties;
      3.  Stage  in   the  partnership's   life  cycle   (e.g.,   money-raising,
          acquisition, operating or disposition phase); and
      4.  Distribution to partners

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS    (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired with the use of no debt financing or moderate financing. This is a minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of June 30, 1997. Related to the property reserve requirement is the second point - the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third point is relevant to the Partnership because after the November 1987 purchase of the Simi Valley property, the Partnership had effectively completed its acquisition phase, and entered the operating phase. The fourth point relates to partner distributions. The Partnership makes distributions from operations quarterly. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the six months ended June 30, 1997 the Partnership paid the General Partner a partnership management fee of $15,331 and distributed $137,982 to the limited partners of which $40,884 constituted a return of capital. The partnership management fee distribution to the general partner was calculated and paid in accordance with the Partnership Agreement.

The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

The effects of the slowdown in the economy, inflation and changing prices have not had a material impact on the Partnership's revenues and income from operations. During the years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several clauses in the leases with its properties' tenants that would help alleviate much of the negative impact of inflation.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CASH FLOWS - SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

Cash resources decreased $19,500 during the six months ended June 30, 1997 compared to a $147,698 increase in cash resources for the six months ended June 30, 1996. During the six months ended June 30, 1997, $175,070 in cash was provided by operating activities. This resulted primarily from net cash basis income of $194,931 from operations (net income plus depreciation expense) plus a $14,846 increase in accounts payable, offset by a $31,947 increase in other assets (primarily due to an increase in a property tax impound account) and a $6,870 decrease in security deposits and prepaid rents (due to a decrease in tenants prepaying subsequent months rent). In contrast, during the six months ended June 30, 1996, $275,098 in cash was provided by operating activities. This resulted primarily from net cash basis income of $145,482 plus a $119,990 increase in accounts payable (primarily attributable to a $165,440 liability to reimburse a tenant in improvement costs incurred in connection with construction move-in costs). The sole use of cash in investing activities for the six months ended June 30, 1997 was $20,980 expended for tenant improvements to an existing tenant at the Shaw Villa Shopping Center. In contrast, the six months ended June 30, 1996 did not have any investing activities. For the six months ended June 30, 1997, financing activities used $173,590 via distributions to limited, general and minority interest partners totaling $159,924 and repayments on notes payable of $13,666. In contrast, the six months ended June 30, 1996, financing activities used an additional $127,400 via distributions to these same parties.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS

Operations for the six months ended June 30, 1997, reflect an entire period of operations for the Partnership's properties. Rental revenue for the three and six months ended June 30, 1997 increased from that for the three and six months ended June 30, 1996 by $31,104 and $46,094, respectively, due to increased occupancy at the Shaw Villa Shopping Center, which pertains to the completion of the construction-in-progress in 1995 and subsequent leasing of the additional 8,000 square feet of rentable space, and additionally improved occupancy at the multi-tenant Santa Fe Business Park Building. Interest income increased $907 (24%) during the six months ended June 30, 1997 when compared to the six months ended June 30, 1996. This increase is due to larger amounts of cash held in interest bearing accounts during the six months ended June 30, 1997 as opposed to June 30, 1996.

The Partnership generated $194,931 in income from operations before depreciation of $82,502 for the six months ended June 30, 1997 compared to $145,482 in income from operations before depreciation of $63,684 for the six months ended June 30, 1996 Depreciation expense increased $18,818 for the six months ended June 30, 1997 as compared to June 30, 1996 due to the completion of construction-in-progress of the Clovis property. The completion was completed during 1995 and total construction costs of $1,372,000 was allocated to land, building and improvements. Interest expense increased $26,714 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 due primarily to interest expense incurred after the construction was completed at the Shaw Villa Shopping Center and the permanent financing which was obtained in November 1996.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS    (Continued)

Operating  expenses  decreased  $21,880  as  a  result  of  lower  repairs   and
maintenance costs for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. General and administrative expenses increased $8,926 due primarily to an increase in legal and accounting expenses and an adjustment to the 1995 minority interest account balance which was adjusted in January 1996.

During the six months ended June 30, 1997, the Partnership distributed $137,982 to the limited partners and $15,331 to the general partner, as opposed to the six months ended June 30, 1996 when the Partnership distributed $114,660 to the limited partners and $12,740 to the general partners. Cash basis income for the six months ended June 30, 1997 was $194,931. This was derived by adding depreciation and amortization to net income. Thus cash distributions during the six months ended June 30, 1997 were ($41,618) less than cash basis income. In contrast, distributions during the six months ended June 30, 1996 were ($18,082) less than cash basis income.

Net income per limited partner unit increased from $9.05 for the six months ended June 30, 1996 to $12.50 for the six months ended June 30, 1997, primarily due to the increase in rental income as a result of the expansion of the Shaw Villa Shopping Center.

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



                    ASSOCIATED PLANNERS REALTY FUND
                    A California Limited Partnership
                             (Registrant)





August 12, 1997     By: WEST COAST REALTY ADVISORS, INC.
                          A California Corporation,
                               General Partner







                                Neal E. Nakagiri
                            Vice President/Secretary





August 12, 1997
                                  Michael G. Clark
                              Vice President/Treasurer