Form 10-Q
period 1997-09-30
ASSOCIATED PLANNERS REALTY FUND
filed 1997-11-12
CIK 785791

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   SEPTEMBER 30, 1997

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of  the General Partner of  Associated Planners Realty  Fund
(the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and nine months ended September 30, 1997 and 1996, have been made in the following financial statements which are normal and recurring in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                                 BALANCE SHEETS
              SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

                                              SEPTEMBER 30,     December 31,
                                                  1997              1996
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                          $5,806,345        $5,909,116
Cash and cash equivalents                            189,829           206,413
Other assets                                          49,212            31,086

TOTAL ASSETS                                      $6,045,386        $6,146,615


LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                          $16,624            $4,989
      Related party (Note 3)                           8,257             6,894
   Notes payable (Note 4)                          1,477,048         1,497,782
   Security deposits and prepaid rent                 28,143            31,424

TOTAL LIABILITIES                                  1,530,072         1,541,089

Minority interest                                    207,277           213,418

PARTNERS' EQUITY (NOTES 6 AND 7)
  Limited partners:
    $1,000 stated value per unit - authorized
    7,500 units; issued and outstanding 7,499      4,263,356         4,350,158
  General partner                                     44,681            41,950
TOTAL PARTNERS' EQUITY                             4,308,037         4,392,108

TOTAL LIABILITIES AND PARTNERS' EQUITY            $6,045,386        $6,146,615

[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)
                                                 LIMITED PARTNERS     GENERAL
                                     TOTAL     UNITS        AMOUNT    PARTNER
BALANCE AT DECEMBER 31, 1996      $4,392,108    7,499      $4,350,158  $41,950

Net income                           154,231       --         127,670   26,561

Distributions to limited partners  (214,472)       --       (214,472)       --

Distributions to general partner    (23,830)       --              -- (23,830)

BALANCE AT  SEPTEMBER 30, 1997    $4,308,037    7,499      $4,263,356  $44,681


                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)
                                                 LIMITED PARTNERS     GENERAL
                                     TOTAL     UNITS        AMOUNT    PARTNER
BALANCE AT DECEMBER 31, 1995       $4,478,268   7,499      $4,133,882  $344,386

Net income                            120,498      --          99,851    20,647

Reallocation of balances prior to
January 1, 1996 (Note 6)                   --      --         305,548 (305,548)

Distributions to limited partners   (175,777)      --       (175,777)        --

Distributions to general partner     (19,531)      --              --  (19,531)

BALANCE AT SEPTEMBER 30, 1996      $4,403,458   7,499      $4,363,504   $39,954

[FN]
                 See accompanying notes to financial statements

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                                    THREE      THREE      NINE       NINE
                                   MONTHS     MONTHS     MONTHS     MONTHS
                                    ENDED      ENDED      ENDED      ENDED
                                  SEPTEMBER  SEPTEMBER  SEPTEMBER  SEPTEMBER
                                  30, 1997   30, 1996   30, 1997   30, 1996
REVENUES:
Rental                             $187,440   $183,995   $585,633   $536,092
Interest                              2,491      3,028      7,100      6,730

                                    189,931    187,023    592,733    542,822

COST AND EXPENSES:
Operating                            39,462     48,609    109,088    140,115
Property taxes                        9,410      7,965     28,466     23,561
Property management fees- Note 3(c)   9,413      9,226     29,218     26,536
General and administrative           16,481     15,338     52,082     42,013
Depreciation                         41,250     31,842    123,752     95,526
Interest expense                     33,710     36,962    101,603     78,139

                                    149,726    149,942    444,209    405,890

LESS MINORITY INTEREST IN NET       (1,597)    (1,619)    (5,707)     16,434
(INCOME) LOSS OF JOINT VENTURE

NET INCOME                          $41,802    $38,700   $154,231   $120,498

NET INCOME PER
 LIMITED PARTNERSHIP UNIT            $4.52      $4.26      $17.03     $13.32

[FN]

                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                                                 NINE MONTHS    NINE MONTHS
                                                    ENDED          ENDED
                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                    1997            1996
Cash Flow from operating activities:
  Net income                                         $154,231        $120,498
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                      123,752          95,526
    Minority interest in net income (loss)              5,707        (16,434)
Increase (decrease) from changes in:
    Other assets                                     (18,126)          35,450
    Accounts payable                                   12,998        (25,356)
    Security deposits and prepaid rents               (3,282)           4,878

Net cash provided by operating activities             275,280         214,562

Cash flows used in investing activities:
     Tenant improvement additions                    (20,980)             ---

Net cash (used in) investing activities              (20,980)             ---

Cash flows used in financing activities:
     Repayment of notes payable                      (20,734)         (7,158)
     Distributions to minority interest              (11,848)             ---
     Distributions to general partners               (23,830)        (19,531)
     Distributions to limited partners              (214,472)       (175,777)

Net cash (used in) financing activities             (270,884)       (202,466)

Net (decrease) increase in cash and cash
equivalents                                          (16,584)          12,096

Cash and cash equivalents at beginning of period      206,413         103,300

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $189,829        $115,396

[FN]
               See accompanying notes to financial statements.

                           ASSOCIATED PLANNERS REALTY FUND
                         (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS
Associated Planners Realty Fund (the "Partnership"), a California limited partnership, was formed on November 19, 1985 under the Revised Limited
Partnership Act of the State of California.   The Partnership  was formed  to
acquire income-producing real property throughout  the  United  States  with
emphasis on properties located in California.   The Partnership purchased such
properties on an all cash basis or operated them on a moderately leveraged basis, and originally intended to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1996

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

NOTE 2- RENTAL REAL ESTATE

The Partnership currently has interests in the following four rental real estate properties. Two are wholly-owned and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%):

Location (Property Name)           Date Purchased                      Cost

Encinitas, California
   (179 Calle Magdalena)         December 31, 1986                $ 705,918
Encinitas, California
   (187 Calle Magdalena)         December 31, 1986                  853,560
Clovis, California                January 23, 1987                2,854,221
Simi Valley, California          November 12, 1987                2,616,523

The major categories of property are:

                                   September 30, 1997     December 31, 1996

Land                                       $2,361,894            $2,361,894
Building and Improvements                   4,621,668             4,600,688
Furniture and Fixtures                         46,660                46,660

                                            7,030,222             7,009,242
Less accumulated depreciation               1,223,877             1,100,126

Net rental real estate                     $5,806,345            $5,909,116

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1996

NOTE 2- RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from a tenant whose individual rent represented more than 10% of total rental revenue.
Specifically:

     Two tenants accounted for 29% and 20% in 1997;
     Two tenants accounted for 34% and 18% in 1996;


NOTE 3 - RELATED PARTY TRANSACTIONS

(a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $8,499 for the quarter ended September 30, 1997 and $6,791 for the quarter ended September 30, 1996, and $23,830 for the nine months ended September 30, 1997 and $19,531 for the six months ended September 30, 1996.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the quarter ended September 30, 1997 and September 30, 1996, and $9,000 for the nine months ended September 30, 1997 and 1996.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $9,413 for the quarter ended September 30, 1997, and $9,226 for the quarter ended September 30, 1996, and $29,218 for the nine months ended September 30, 1997 and $26,536 for the nine months ended September 30, 1996.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1996 (Continued)

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

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years, then may be adjusted to the weekly average of the five - year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal and interest of $14,919. The note payable balance is $1,477,048 at September 30, 1997.

The carrying amount is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at September 30, 1997 are as follows:

      1997 ..................................  $4,996
      1998 ..................................  30,619
      1999 ..................................  33,524
      2000 ..................................  36,706
      2001 ..................................  40,189
      Thereafter .......................... 1,331,014

      Total                                $1,477,048

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1996 (Continued)


NOTE 5- NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 1997 and 1996.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                        Outstanding        Amount            Total
Record Date                Units          Per Unit        Distribution

June 30, 1997              7,499           $10.20             76,490
March 31, 1997             7,499             9.20             68,991
December 31, 1996          7,499             9.20             68,991

Total                                                       $214,472

June 30, 1996              7,499            $8.15             61,117
March 31, 1996             7,499             8.15             61,117
December 31, 1995          7,499             7.14             53,543

Total                                                       $114,660

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

The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership originally intended to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997 the Partnership made distributions to the general and limited partners totaling $238,302, of which $83,246 constituted a return of capital. The $238,302 in distributions compared favorably to the $278,808 in cash generated from property operations (net income plus depreciation expense). On February 3, 1997, May 9, 1997 and August 5, 1997 the Partnership made distributions of $9.20, $9.20 and $10.20 to units holders of record as of December 31, 1996, March 31, 1997 and June 30, 1997 respectively. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties.

As of September 30, 1997 management has decided to make semi-annual distributions of cash, (instead of quarterly distributions) subject to maintenance of reasonable reserves. The semi-annual distributions will begin with the record date of December 31, 1997, and will be paid in early February 1998. The primary reason for this change is to reduce operating costs of the Partnership.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Partnership has adequate liquidity based upon the above four points. The first point refers to the approximately 1% property reserve requirement of capital funds raised that the Partnership currently has; this relatively low reserve level is appropriate since all Partnership properties are acquired with the use of no debt financing or moderate financing. This is a minimum guideline that is disclosed in the Partnership's prospectus; the Partnership had more than enough funds to meet this requirement as of September 30, 1997. Related to the property reserve requirement is the second point - the condition of the Partnership's properties. Since the properties are in good condition, no unusual maintenance and repair expenditures are anticipated. The third point is relevant to the Partnership because after the November 1987 purchase of the Simi Valley property, the Partnership had effectively completed its acquisition phase, and entered the operating phase. The fourth point relates to partner distributions. The Partnership makes distributions from operations semi-annually beginning on the record date of December 31, 1997. Such distributions are subject to payment of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements.

During the nine months ended September 30, 1997 the Partnership paid the General Partner a partnership management fee of $23,830 and distributed $214,472 to the limited partners of which $84,071 constituted a return of capital. The partnership management fee distribution to the general partner was calculated and paid in accordance with the Partnership Agreement.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

Cash resources decreased $16,584 during the nine months ended September 30, 1997 compared to a $12,096 increase in cash resources for the nine months ended September 30, 1996. During the nine months ended September 30, 1997, $275,280 in cash was provided by operating activities. This resulted primarily from net cash basis income of $277,983 from operations (net income plus depreciation expense) plus a $12,998 increase in accounts payable, offset by a $18,126 increase in other assets (primarily due to an increase in a property tax impound account) and a $3,282 decrease in security deposits and prepaid rents (due to a decrease in tenants prepaying subsequent months rent). In contrast, during the nine months ended September 30, 1996, $214,562 in cash was provided by operating activities. This resulted primarily from net cash basis income of $216,024. The sole use of cash in investing activities for the nine months ended September 30, 1997 was $20,980 expended for tenant improvements to an existing tenant at the Shaw Villa Shopping Center. In contrast, the nine months ended September 30, 1996 did not have any investing activities. For the nine months ended September 30, 1997, financing activities used $270,884 via distributions to limited, general and minority interest partners totaling $250,150 and repayments on notes payable of $20,734. In contrast, the nine months ended September 30, 1996, financing activities used an additional $202,466 via distributions to these same parties totaling $195,308 and repayments on notes payable of $7,158.

PENDING TRANSACTIONS

The two office buildings located in Encinitas, California (179 and 187 Calle Magdalena), and the Shaw Villa Shopping Center located in Clovis, California will attempted to be sold, and the net proceeds from such sales will be distributed to the limited partners and General Partner in accordance with the terms of the Partnership Agreement. The cost basis of these properties are:

          179 Calle Magdalena            $ 705,918
          187 Calle Magdalena              853,560
          Shaw Villa Shopping Center     2,854,221

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  The amounts for the Calle Magdalena property represent the 81.2% interest that the Partnership owns as part of a joint venture with an affiliate (the affiliate will be selling its interest as well). There is no debt on the Encinitas properties, and the Shaw Villa is encumbered by an assumable loan that will have a balance of $1,477,048 as of September 30, 1997.

At this time, the General Partner feels that the sale of these properties will be consummated sometime between January and September 1998. Although the General Partner intends upon aggressively marketing the properties for sale, there is no guarantee that a sale will actually take place, within the time frame mentioned above, and at a sales price acceptable to the Partnership.


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

RESULTS OF OPERATIONS

Operations for the nine months ended September 30, 1997, reflect an entire period of operations for the Partnership's properties. Rental revenue for the three and nine months ended September 30, 1997 increased from that for the three and nine months ended September 30, 1996 by $3,445 and $49,541, respectively, due to increased occupancy at the Shaw Villa Shopping Center, which pertains to the completion of the construction-in-progress in 1995 and subsequent leasing of the additional 8,000 square feet of rentable space, and additionally improved occupancy at the multi-tenant Santa Fe Business Park Building. Interest income increased $370 (5%) during the nine months ended September 30, 1997 when compared to the nine months ended September 30, 1996. This increase is due to larger amounts of cash held in interest bearing accounts during the nine months ended September 30, 1997 as opposed to September 30, 1996.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (CONT.)

The Partnership generated $277,983 in income from operations before depreciation of $123,752 for the nine months ended September 30, 1997 compared to $216,024 in income from operations before depreciation of $95,526 for the nine months ended September 30, 1996 Depreciation expense increased $28,226 for the nine months ended September 30, 1997 as compared to September 30, 1996 due to the completion of construction-in-progress of the Clovis property. The completion was completed during 1995 and total construction costs of $1,372,000 was allocated to land, building and improvements. Interest expense increased $23,464 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due primarily to interest expense incurred after the construction was completed at the Shaw Villa Shopping Center and the permanent financing which was obtained in November 1996.

Operating expenses decreased $31,027 (22%) as a result of lower repairs and maintenance costs for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. General and administrative expenses increased $10,069 (24%) due primarily to an increase in legal and accounting expenses and an adjustment to the 1995 minority interest account balance which was adjusted in January 1996.

During the nine months ended September 30, 1997, the Partnership distributed $214,472 to the limited partners and $23,830 to the general partner, as opposed to the nine months ended September 30, 1996 when the Partnership distributed $175,777 to the limited partners and $19,531 to the general partners. Cash basis income for the nine months ended September 30, 1997 was $277,983. This was derived by adding depreciation and amortization to net income. Thus cash distributions during the nine months ended September 30, 1997 were ($39,681) less than cash basis income. In contrast, distributions during the nine months ended September 30, 1996 were ($20,716) less than cash basis income.

Net income per limited partner unit increased from $13.32 for the nine months ended September 30, 1996 to $17.03 for the nine months ended September 30, 1997, primarily due to the increase in rental income as a result of the expansion of the Shaw Villa Shopping Center.

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

     (b)  Reports on Form 8-K
          Dated September 10, 1997 - Item 2 Acquisition or Disposition of Assets

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


                                     ASSOCIATED PLANNERS REALTY FUND
                                    A California Limited Partnership
                                              (Registrant)





November 11, 1997             By:   WEST COAST REALTY ADVISORS, INC.
                                        A California Corporation,
                                             General Partner







                                            Neal E. Nakagiri
                                        Vice President/Secretary

November 11, 1997
                                            Michael G. Clark
                                        Vice President/Treasurer