Form 10-K
period 1997-12-31
ASSOCIATED PLANNERS REALTY FUND
filed 1998-03-30
CIK 785791

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended  December 31, 1997

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

                                    PART  I

    Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

ITEM 1.   BUSINESS

   Associated Planners Realty Fund (the "Partnership"), was organized in November 1985, under the California Revised Limited Partnership Act. The General Partner is West Coast Realty Advisors, Inc. ("WCRA"), a California corporation.

   The Partnership was organized for the purpose of investing in, holding, and managing improved, unleveraged income-producing property, such as residential properties, office buildings, commercial buildings, industrial properties, mini-warehouse facilities, and shopping centers ("Properties"), which are believed to have potential for cash flow and capital appreciation. The Partnership intended on owning and operating such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 1997, the Partnership had no employees.

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

   The Partnership acquired an 81.2% interest in two office buildings on December 31, 1986 in a joint venture with a related party, a 100% interest in a shopping center on January 23, 1987, a 100% interest in a commercial office building on November 12, 1987, and a 100% interest in a mini-warehouse facility on May 9, 1988. The terms of the joint venture call for Associated Planners Realty Fund to receive 81.2% of the operating profits and depreciation expense on the property. Upon disposition of the property, the Partnership will be entitled to 81.2% of the proceeds received from the sale of the property. All properties are located in California except for the mini-warehouse which is
located in Washington.   The mini-warehouse was sold in May 1995 to a unrelated
party (See Item 7 - Management's Discussion And Analysis of Financial Condition And Results of Operations).

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

Building 3 contains 6,944 rentable square feet. As of December 31, 1997, the building was 100% occupied and the average rent per occupied square foot was $1.07. Building 5 contains 6,944 rental square feet. As of December 31, 1997, the occupancy rate was 100%, and the average monthly rent per occupied square foot was approximately $1.25.

Tenants occupying more than 10% of square footage and more than 10% of total revenue of Building 3 and Building 5 are noted below:

Building 3

John Powell & Associates: 84.7% of rentable square footage; rent is $73,047 per year (82.5% of total rent for the building and 13.2% of total Partnership consolidated rental revenue). Lease expires January 31, 2001.

CSP: 15.3% of rentable square footage; Rent is $15,533 per year (17.5% of total rent for the building). Lease expires January 31, 1999.

Building 5

Synteract: 100% of rentable square footage; Rent is $96,718 per year (100% of total rent for the building and 17.9% of total Partnership consolidated rental revenue). Lease expires January 20, 2003.

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


Pending Transactions

The Partnership is attempting to sell the two office buildings located in Encinitas, California (179 and 187 Calle Magdalena). The net proceeds from such sales will be distributed to the limited partners and General Partner in accordance with the terms of the Partnership Agreement. The cost basis of these properties are:

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

Wherehouse Entertainment, Inc. (the "Wherehouse"), (a nationally known audio/video store) occupied the entire smaller building under a lease that expired January 1994, and continues to lease the building on a month to month basis for $3,540 a month ($0.80 per square foot plus a percentage of rent based on taxable sales). On June 15, 1995, The Wherehouse moved into a larger space (4,000 square feet) and began paying rent at the rate of $4,000 per month on a month-to-month basis. On November 4, 1995, the Wherehouse moved into a larger, newly constructed space, and signed a lease which runs through October 31, 2010,
and calls for minimum monthly rent of $10,588 per month.   No other tenant
besides Wherehouse Entertainment, Inc., occupies 10% or more of the rental square footage of the Shaw Villa Shopping Center. The Wherehouse's 1997 rental income represented 21.8% of the total Partnership consolidated rental revenue.

In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. The purchase was financed using $23,602 in cash, and the remainder financed by a one year construction loan provided by Valliwide Bank of Fresno. The total construction loan commitment was for $1,365,000 which matured on October 5, 1996. Borrowings on the construction loan totaled $1,225,950. The constructions amortization was interest only with payments of $89,045 paid during the nine months ended September 30, 1996. The construction was completed during 1995 and total construction costs of $1,372,900 were allocated to land, building and improvements. Included in the construction cost was $87,838 of capitalized construction loan interest.

Construction at the shopping center was completed in two phases. First, 4,000 square feet of additional space was erected on the new parcel, adjacent to an existing building at Shaw Villa. Construction of this phase was completed June 1, 1995. The Wherehouse then moved into this space on June 15, 1995. The space occupied by the Wherehouse was then remodeled and expanded by approximately 3,900 square feet, for a total of 8,272 square feet. This construction was completed by November 1, 1995. The Wherehouse was then relocated to the remodeled space on November 4, 1995, and the Partnership was in a position to lease the new 4,000 square foot space. As of December 31, 1997, the Partnership has thus far been successful in obtaining new tenants for the 4,000 square foot space.

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five - year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over 20 years; due November 1, 2006; and current monthly payments of principal, interest and property taxes of $14,919.

 In August 1995, Wherehouse Entertainment (the parent company of the Wherehouse), sought protection under Chapter 11of the Bankruptcy Code and emerged from Bankruptcy on February 1, 1997. The terms of the Partnership's lease with the Wherehouse remains unchanged. Despite this filing, the Wherehouse store in the Shaw Villa Center has continued to operate and the Partnership has continued to collect rental payments. The Wherehouse has contacted the Partnership about a possible reduction in rent for the new enlarged space. The Partnership reimbursed the Wherehouse $165,000 for tenant improvement costs and move-in expenses.

This Center is dependent upon the vitality of the consumer market in the general area. There are several other small shopping centers in the area, similar to the one owned by the Partnership. A large enough customer base exists for the retail and service business in the general area. Although all areas of California have occasionally been affected by economic slowdowns, layoffs, plant closings and military cutbacks, these economic factors are not expected to significantly impact the occupancy of the shopping center.

The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis of the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by WCRM.

Pending Transactions

The Partnership is attempting to sell the Shaw Villa Shopping Center located in Clovis, California. The net proceeds from a sale will be distributed to the limited partners and General Partner in accordance with the Partnership Agreement. The cost basis of this property is $2,854,221.


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

    In August 1995, as part of a general Company-wide consolidation, Pacific Bell vacated the property. In November 1995, a subsidiary of Pacific Bell moved
into a small portion of the property (1,700 square feet).   Pacific Bell
continued to pay its lease obligation on a regular basis.

Countrywide Inc. subleases the property from Pacific Bell through September 15, 1998. Countrywide has no option to extend the lease. Countrywide's 1997 rental revenue represented 40.7% of the total Partnership consolidated rental revenue.

 The average monthly rent per occupied square foot was approximately $.76 ($19,780 per month) up until September 15, 1998. The lease is a "triple net" lease, requiring Countrywide to pay insurance, taxes, maintenance, and all other operating costs.

     The building and improvements are   depreciated over 31.5 to 40 years using
a straight-line method for both financial and income tax reporting purposes.
The financial and income tax bases of the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by WCRM.


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

   On May 15, 1995, the Shurgard Mini-Warehouse was sold to Shurgard Storage centers, Inc. ("the Buyer"). The gross sales price was $1,550,000, and the Partnership received $1,510,976 in net proceeds. Net proceeds are calculated as the gross sale price of $1,550,000 less $23,486 in excise taxes paid to the State of Washington, less $4,332 in miscellaneous escrow closing costs, less $11,206 in prepaid user rents, net of rent receivable and property taxes, attributable to the Partnership. Net sales proceeds for tax reporting purposes are $1,522,182. The amount of consideration received from the sale of the property was arranged through an arms-length negotiation process with the Buyer. The sale was consummated for cash without the use of seller provided financing,
or other installment sale techniques.    The Buyer of the property is an
affiliate of the company who sold the property to the Partnership in 1987. The sale of the Shurgard property resulted in a $116,749 gain on sale.

   The building and improvements were depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property were the same.

SUMMARY

As of December 31, 1997, the combined occupancy rate of all the Partnership's properties, was 100%. In the opinion of the General Partner, all properties are adequately covered by insurance.

   The schedule below indicates the average annual occupancy rate expressed as a percentage of rentable square feet for the last five years:

   Year    Santa Fe Business Park    Shaw      Pacific  Shurgard
                 - 2 properties      Villa      Bell      Mini-
                                   Shopping   Building  warehouse
                                    Center

   1997          Bldg.#3 = 100%           100%      100%       n/a
                 Bldg.#5 = 100%

   1996          Bldg.#3 = 76%            100%      100%       n/a
                 Bldg.#5 = 92%

   1995          Bldg.#3 = 66%             81%      100%       n/a
                 Bldg.#5 = 82%

   1994           Bldg.#3 = 0%             76%      100%       85%
                 Bldg.#5 = 80%

   1993           Bldg.#3 = 0%             92%      100%       80%
                 Bldg.#5 = 62%


   The total original acquisition cost to the Partnership of each property and the dates of acquisition were as follows:

                Description                   Acquisition   Acquisition
                                                 Cost          Dates

Santa Fe Business Park (Building 3)            $ 705,918     12/31/86
Santa Fe Business Park (Building 5)              853,560     12/31/86
Shaw Villa Shopping Center                     2,854,221     01/23/87
Pacific Bell Building                          2,616,523     11/12/87
Shurgard Mini-warehouse (Sold May 15, 1995)    1,603,144     05/09/88


ITEM 3.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

     None.

                                    PART  II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

   At December 31, 1997, there were 7,499 limited partnership units outstanding and 674 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop. There are no units available for sale at December 31, 1997.

    Distributions totaling $214,471, $236,894 and $1,769,282, were made to limited partners in 1997, 1996, and 1995, and were made to unit holders of record at the end of the calendar quarters indicated below. These distributions constituted a return of capital of $12,069, $59,838 and $1,492,408, in 1997, 1996, and 1995. The General Partner distributions totaled $23,831, $26,320 and
$35,953, for 1997, 1996, and 1995.   In addition, $152,905 in distributions were
paid to unit holders subsequent to the year-end on February 6, 1998.

    The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998. This change will permit the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations. The decrease in 1997 distributions was because the third and fourth quarter distributions were paid in February 1998, as the Partnership converted to a semi-annual
distribution payment method.   If the third quarter distribution for 1997 had
been paid in 1997, total distributions for the year would have been approximately $221,980.

     The limited partner distribution amounts for 1997, 1996 and 1995 are summarized below:


Record Date   Date Paid       Per Unit         Units      Total Paid
                                            Outstanding

 12/31/94     02/03/95         $10.00          7,499        $ 74,990
 03/31/95     07/07/95     182.69-207.39*      7,499       1,506,817
 06/30/95     11/06/95          7.50           7,499          56,243
 09/30/95     11/06/95          7.50           7,499          56,242
 12/31/95     02/06/96          7.14           7,499          53,543
 03/31/96     04/30/96          8.15           7,499          61,117
 06/30/96     08/06/96          8.15           7,499          61,117
 09/30/96     11/05/96          8.15           7,499          61,117
 12/31/96     02/03/97          9.20           7,499          68,991
 03/31/97     05/09/97          9.20           7,499          68,991
 06/30/97     08/05/97         10.20           7,499          76,490

* Pertains to distribution of proceeds from the sale of the Shurgard property.

Distributions are made based on income from operations, before depreciation and amortization.

ITEM 6.   SELECTED FINANCIAL DATA

   The selected financial data should be read in conjunction with the financial statements and related notes and Item 7--"Management Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                               1997       1996       1995      1994        1993
Operations for the years ended December 31,:
Revenues                                      $802,528  $722,358   $639,039  $ 754,950   $  861,238
Net Income                                     202,403   177,055    276,874    217,892      302,687
Net Income per Limited Partner Unit *            22.31     19.69      33.23      24.45        34.60
Distributions per Limited Partner Unit * +       39.79     33.65     235.94      46.50        47.50

Financial position at December 31:
Total Assets                                 6,092,548 6,146,615  6,011,070  6,255,376    6,459,247
Partners' Equity                             4,356,209 4,392,108  4,478,268  5,985,898    6,116,709


[FN]
*Net income and distributions per limited partner unit were based on the weighted average number of outstanding units.

+ Approximately $10.20 per limited partner unit was paid in February 1998 - representing the third quarter 1997 distribution.


ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Certain  statements  in  the  Management  Discussion  and  Analysis   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements, expressed of implied by such forward-looking statements.

RESULTS OF OPERATIONS - 1997 VS. 1996

   Operations for the year ended December 31, 1997 reflect an entire period of operations for the four properties owned and operated by the Partnership.

Rental revenue increased $78,845 (11%) from 1996 to 1997, due to increased occupancy of the Santa Fe Business Park Building, and the Shaw Villa Shopping Center. Interest income increased $1,325 (15%) during 1997 as compared to 1996 due primarily to a large amount of funds held from approximately July 1, to December 31,1997 as a result of the Partnership electing to pay distributions semi-annually instead of quarterly.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

   The Partnership overall costs and expenses increased in 1997 as compared to 1996. Total expenses increased from $561,288 in 1996 to $593,093 in 1997, a $31,805 (5.7%) increase. This increase was the result of increases in two major expense categories, offset by a decrease in operating and general and administrative expenses. Interest expense increased $34,731 (35%) as a result of interest charges incurred after the completion of construction at the Clovis, California property. Depreciation and amortization expense increased $34,696 (26.6%) due to the completion of the construction in progress of the Clovis property. Operating expenses decreased $28,783 (10.6%) as a result of lower repairs and maintenance, leasing commissions and property insurance expense. General and administrative costs decreased $8,839 (15%) due to lower general partnership insurance costs and lower legal and accounting expenses.

   Net income for 1997 was $25,348 (14%) higher than in 1996. This increase can be attributed to increased occupancy at the Santa Fe Business Properties and the Shaw Villa Shopping Center Property. On an operating cashflow basis (net income plus depreciation expense) the Partnership realized $367,404 in 1997, compared to $307,360 in 1996. This $60,044 (20%) increase is primarily due to the increased occupancy at the Santa Fe Business Park Building and the Shaw Villa Shopping Center.

RESULTS OF OPERATIONS - 1996 VS. 1995

   Operations for the year ended December 31, 1996 reflect an entire period of operations for the four Partnership properties.

Rental revenue increased $95,247 (15%) from 1995 to 1996, due to increased occupancy of the Santa Fe Business Park Building, offset by the sale of the Shurgard Mini-Warehouse facility on May 15, 1995, which resulted in approximately a $165,000 decrease in rental revenue. Interest income decreased $11,928 (57%) during 1996 as compared to 1995 due primarily to a large amount of funds held from approximately May 16 to July 7,1995 as a result of the sale of the Shurgard property. In addition, the sale of the Shurgard property in May 1995 resulted in a $116,749 gain on sale, which increased net income for the year ended December 31, 1995 to $276,874, or 36% higher than the year ended December 31, 1996 level.

The Partnership's overall costs and expenses increased in 1996 as compared to 1995. These totaled $561,288--a $90,724 (19.3%) increase from 1995's level of
$470,564. This increase was the result of increases in three major expense categories, offset by a decrease in general and administrative expenses. Interest expense increased $100,420 (100%) as a result of interest charges incurred after the completion of construction at the Clovis, California property. Property operating costs increased $11,740 (4.5%) primarily due to an increase in property management fees and repairs and maintenance in connection
with the Clovis property.   Depreciation expense increased $7,939 (6.5%) due to
the completion of the construction in progress of the Clovis property, offset by the sale of the Shurgard property in 1995. The construction was completed during 1995 and total construction costs of $1,372,000 was allocated to land, building and improvements. General and administrative costs decreased $29,277 (33%) due to lower general partnership insurance costs and lower partnership management fees.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

   The net result to net income for 1996 from these variances, was a $99,819 (36%) decrease. This decrease can be attributed to the gain of $116,749 on the sale of the Shurgard property in May 1995, offset by increased occupancy at the Santa Fe Business Park Building. On an operating cashflow basis (net income plus depreciation expense, less the gain on sale of property) the Partnership realized $282,491 in 1995, compared to $307,360 in 1996. This $24,869 increase is primarily due to the increased occupancy at the Santa Fe Business Park Building.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1997, the Partnership made distributions to the general and limited partners totaling $238,302 of which $35,899 constituted a return of capital. Distributions of $238,302 compared favorably to the $367,404 in cash generated from property operations (net income plus depreciation expense). On February 6, 1998, the Partnership made a distribution to limited partners totaling $152,905. Additionally, the partnership distributed $15,709 to the minority interest partner during the year ended December 31, 1997. Distributions are determined by management based on cash flow and the liquidity position of the Partnership. It is the intention of management to make semi-annually distributions of cash, subject to the maintenance of reasonable reserves.

The Partnership began paying distributions on a semi-annual basis and made related payments on February 6, 1998. This change will permit the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations. The decrease in 1997 distributions was because the third and fourth quarter distributions were paid in February 1998, after the
Partnership converted to a semi-annual distribution payment method.   If the
third quarter distribution for 1997 had been paid in 1997, total distributions for the year would have been approximately $221,980.

Management uses cash as its primary measure of the Partnership's liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership, in the short-term and long-term, depends on several factors. Among them are:

          1.   Relative risk of the partnership;

          2.   Condition of the partnership's properties;

          3. Stage in the partnership's life cycle (e.g., money-raising, acquisition, operating or disposition phase); and

          4.   Distributions to partners.

The Partnership believes that it has the ability to generate sufficient cash to meet both short-term and long-term liquidity needs, based upon the above four factors.

The first factor refers to the risk of Partnership's investments.   The
Partnership's investments in properties were paid for in cash or on a moderately leveraged basis.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

The second factor relates to the condition of the Partnership's properties. All Partnership properties are in good condition. There is no foreseeable need to increase reserves to fund deferred or unusual maintenance and repair expenditures.

The third factor relates to life cycle. The Partnership completed its funding and acquisition of properties in previous years. Thus, the Partnership is in
the property operating stage.   As part of these operating activities, the
partnership was involved in purchasing and developing the aforementioned parcel in Clovis, California in 1994 and 1995. This activity is expected to enhance rental revenues and increase the value of the Shaw Villa Shopping Center. The Partnership believes that cash flows provided by operating activities will continue.

The fourth factor relates to Partnership distributions. The Partnership is currently making semi-annual distributions from operations. Such distributions are subject to payments of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements. In addition, at least six months of cash profits are left in the Partnership's balance sheet at each quarter end, since the Partnership makes distributions to the limited partners one month after each record date of June 30, and December 31. The General Partner believes that the Partnership will have the ability to meet its cash requirements in both the short-term and long-term.

The Partnership began making distributions on a semi-annual basis and related payments were made on February 6, 1998. This change will permit the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

The Partnership is attempting to sell the two office buildings located in Encinitas, California (179 and 187 Calle Magdalena), and the Shaw Villa Shopping Center located in Clovis, California. The net proceeds from such sales will be distributed to the limited partners and General Partner in accordance with the terms of the Partnership Agreement. The cost basis of these properties are:

          179 Calle Magdalena            $ 705,918
          187 Calle Magdalena              853,560
          Shaw Villa Shopping Center     2,854,221

During the year ended December 31, 1997, the General Partner earned partnership
management fees of $23,831.   Subsequent to year-end, the General Partner
received a partnership management fee of $16,989. Partnership management fees were paid and calculated in accordance with the partnership agreement.

   The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

Slowdowns in the economy, inflation and changing prices have had a nominal effect on the Partnership's revenues and income from continuing operations. During the twelve years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several lease clauses with its tenants that will help alleviate much of the negative impact of inflation. Among these are:

          A. Several month-to-month leases at the Santa Fe Business Park allow the Partnership to raise rents on a monthly basis.

          B. Triple net leases at the Shaw Villa Shopping Center and Pacific Bell Building which give the Partnership an ability to pass on higher operating costs to its tenants.

CASH FLOWS 1997 VS. 1996

Cash and cash equivalents increased $81,228 for the year ended December 31, 1997 compared to a $103,113 increase for the year ended December 31, 1996. The continued increase in cash resources is primarily due to increased occupancy at the Santa Fe Business Park and Shaw Villa Shopping Center properties and due to the Partnership paying distributions semi-annually instead of quarterly
beginning with the first payment on February 6, 1998.   Cash provided from
operating activities increased by $384,184 during 1997 with the largest contributor being $367,404 in cash basis income. In contrast, during 1996 cash provided by operating activities increased $293,801 with the largest contributor being $307,360 in cash basis income. Investing activities resulted in a $20,980 decrease in cash during 1997 due to tenant improvements relating to the Shaw Villa Shopping Center. In contrast, 1996 investing activities decreased $195,740 due to tenant improvements relating to the Shaw Villa Shopping Center property. Cash from financing activities decreased $281,976 in 1997 due to $254,011 being distributed to the limited, general and minority interest partners and $27,965 used as payments on notes payable. In contrast, cash provided by financing activities increased $5,052 during 1996 due to $271,832 in proceeds received from the refinancing of the Shaw Villa Shopping Center construction loan, offset by $266,780 being distributed to the limited, general and minority interest partners.

CASH FLOWS 1996 VS. 1995

Cash and cash equivalents increased $103,113 for the year ended December 31, 1996 as compared to a $67,073 increase for the year ended December 31, 1995.
Net cash from operating activities was $130,242 (31%) lower due primarily to changes in various asset and liability account balances that resulted in an increase in cash of $293,801 for the year ended December 31, 1996. Investing activities resulted in a $195,741 decrease in cash as compared to a $201,584 increase in 1995. The 1996 decrease was due to the tenant improvements relating to the Shaw Villa property and 1995's increase was due to cash received from the sale of the Shurgard property ($1,522,182) exceeding cash applied towards construction of the improvements at Shaw Villa ($1,389,009). Cash from financing activities increased $5,053 in 1996 as opposed to a decrease of $558,554 in 1995. This was due to the cash used for distributions to limited and general partners, less proceeds from the construction loan in 1995.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)

PENDING TRANSACTIONS

The Partnership is attempting to sell the two office buildings located in Encinitas, California (179 and 187 Calle Magdalena), and the Shaw Villa Shopping Center located in Clovis, California. The net proceeds from such sales will be distributed to the limited partners and General Partner in accordance with the terms of the Partnership Agreement. The cost basis of these properties are:

          179 Calle Magdalena            $ 705,918
          187 Calle Magdalena              853,560
          Shaw Villa Shopping Center     2,854,221


NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, is any, from the adoption of this statement.

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

     Report of Independent Certified Public Accountants                   16

     Consolidated Balance Sheets - December 31, 1997 and 1996             17

     Consolidated Statements of Income for the years ended
          December 31, 1997, 1996 and 1995                                18

     Consolidated Statements of Partners' Equity for the years ended
          December 31, 1997, 1996 and 1995                                19

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995                             20-21

     Summary of Accounting Policies                                    22-23

     Notes to  Consolidated Financial Statements                       24-29

     Financial Statement Schedules
          Schedule III  -  Real Estate and Accumulated Depreciation    35

          Schedule IV    -   Mortgage Loans on Real Estate             36

Report of Independent Certified Public Accountants

Associated Planners Realty Fund
(a California limited partnership)
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, as of December 31, 1997 and 1996 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules presents fairly, in all material respects, the information set forth therein

BDO SEIDMAN, LLP
Los Angeles, California
January 29, 1998


           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                          Consolidated Balance Sheets


December 31,                                        1997          1996
Assets
Rental real estate, less accumulated
   depreciation (Note 2)                      $5,765,095    $5,909,116
Cash and cash equivalents                        287,641       206,413
Other assets                                      39,812        31,086

Total assets                                  $6,092,548    $6,146,615

Liabilities and Partners' Equity
Liabilities
   Accounts payable:
      Trade                                      $16,152        $4,989
      Related party (Note 5(d))                   13,375         6,894
   Notes payable (Note 3)                      1,469,817     1,497,782
   Security deposits and prepaid rent             32,254        31,424

Total liabilities                              1,531,598     1,541,089

Minority interest                                204,741       213,418

Partners' equity (Notes 6 and 7)
  Limited partners:
$1,000 stated value per unit - authorized
7,500 units; issued and outstanding 7,499      4,303,000     4,350,158
General partner                                   53,209        41,950

Total partners' equity                         4,356,209     4,392,108

Total liabilities and partners' equity        $6,092,548    $6,146,615


[FN]
   See accompanying summary of accounting policies and notes to consolidated financial statements.

           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                       Consolidated Statements of Income

Years ended December 31,                   1997       1996       1995
Revenues
   Rental (Notes 2 and 4)              $792,222   $713,377   $618,130
   Interest                              10,306      8,981     20,909

                                        802,528    722,358    639,039

Costs and expenses
   Operating                            242,731    271,514    259,774
   General and administrative            50,210     59,049     88,326
   Depreciation and amortization        165,001    130,305    122,366
   Interest expense                     135,151    100,420        ---
   Loss on government securities            ---        ---         98

                                        593,093    561,288    470,564

Income from operations                  209,435    161,070    168,475

Gain on sale of property                    ---        ---    116,749

Minority interest in net loss
(income) of joint ventures (Note 5(c))  (7,032)     15,985    (8,350)

Net income                             $202,403   $177,055   $276,874

Net income per limited partnership
  unit (Note 6)                          $22.31     $19.69     $33.23

[FN]

   See accompanying summary of accounting policies and notes to consolidated financial statements.

           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                  Consolidated Statements of Partners' Equity
                  Years Ended December 31, 1997, 1996 and 1995

                                                   Limited Partners       General
                                      Total       Units       Amount      Partner
Balance, January 1, 1995           $ 5,985,898       7,499 $ 5,653,977    $ 331,921

Net income for the year                276,874         ---     249,187       27,687

Distribution to limited partners   (1,769,282)         --- (1,769,282)          ---

Distribution to general partner       (15,222)         ---         ---     (15,222)

Balance, December 31, 1995           4,478,268       7,499   4,133,882      344,386

Net income for the year                177,055         ---     147,622       29,433

Distribution to limited partners     (236,894)         ---   (236,894)          ---

Distribution to general partner       (26,321)         ---         ---     (26,321)

Reallocation of capital (Note 7)           ---         ---     305,548    (305,548)

Balance, December 31, 1996           4,392,108       7,499   4,350,158       41,950

Net income for the year                202,403         ---     167,313       35,090

Distribution to limited partners     (214,471)         ---   (214,471)          ---

Distribution to general partner       (23,831)         ---         ---     (23,831)

Balance, December 31, 1997          $4,356,209       7,499  $4,303,000      $53,209

[FN]
   See accompanying summary of accounting policies and notes to consolidated financial statements.


           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                     Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,                          1997        1996         1995
Cash flows from operating activities:
Net income                                    $202,403    $177,055     $276,874
Adjustments to reconcile  net income to net
cash provided by operating activities:
     Depreciation and amortization             165,001     130,305      122,366
     Gain on sale of property                      ---         ---    (116,749)
     Minority interest in net (loss) income      7,032    (15,985)        8,350
Increase(decrease) from changes in operating
assets and liabilities:
     Government securities                         ---         ---       55,554
     Other assets                              (8,726)      33,003       48,624
     Accounts payable - trade                   11,163       2,621     (21,587)
     Accounts payable - related party            6,481    (19,774)       26,567
     Security deposits and prepaid rent            830    (13,424)       24,745
     Other liabilities                             ---         ---        (701)

Net cash provided by operating activities      384,184     293,801      424,043

Cash flows from investing activities:
  Proceeds from sale of property                   ---         ---    1,522,182
  Rental real estate improvements             (20,980)   (195,740)  (1,389,009)
  Additions to construction in progress            ---         ---       68,411

Net cash  provided  by  (used  in) investing  (20,980)   (195,740)      201,584
activities

           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                 Consolidated Statements of Cash Flows (cont.)

Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,                            1997        1996         1995
Cash flows from financing activities:

Proceeds from refinancing construction loan     $    ---   $ 271,832  $ 1,225,950
Distributions to limited partners              (214,471)   (236,894)  (1,769,282)
Distributions to general partners               (23,831)    (26,321)     (15,222)
Distributions to minority interest              (15,709)     (3,565)          ---
Payments on notes payable                       (27,965)         ---          ---

Net cash  provided  by  (used  in)  financing  (281,976)       5,052    (558,554)
activities

Net increase in cash and cash equivalents         81,228     103,113       67,073

Cash and cash equivalents, beginning of year     206,413     103,300       36,227

Cash and cash equivalents,  end of year         $287,641    $206,413     $103,300

[FN]
   See accompanying summary of accounting policies and notes to consolidated financial statements.

Supplemental disclosure of non-cash information:
  Construction loan extingusihment               ---      $1,225,950       ---

  Notes payable origination                       ---     $1,497,782       ---

           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                         Summary of Accounting Policies

Business Associated Planners Realty Fund (the "Partnership"), a California limited partnership, was formed on November 19, 1985 under the Revised Limited Partnership Act of the State of California. The Partnership was formed to acquire income-producing real property throughout the United States with an emphasis on properties located in California and the southwestern states. The Partnership purchased these properties on an all cash basis or on a moderately leveraged basis and intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

Basis of The consolidated financial statements do not give Presentation effect to any assets that the partners may have outside of their  interest in  the partnership,  nor
             to  any  personal   obligations,  including   income
             taxes, of the partners.

             The consolidated  financial statements  include  the
             accounts   of Associated  Planners Realty  Fund  and
             all joint ventures in which it has a majority interest.

Rental       Assets are stated at cost.  Depreciation is
Real         computed  using   the  straight-line   method   over
Estate       estimated useful lives ranging from 5 to  35 years.
and
Depreciation In the event  that facts and circumstances  indicate that  the cost  of  an  asset may  be  impaired,  an
             evaluation  of recoverability  would  be  performed.
             If an evaluation  is required, the estimated  future
             undiscounted cash  flows associated  with the  asset
             would  be  compared   to  the  carrying  amount   to
             determine  if  a  write-down  to  market  value   is
             required.

Rental       Rental  revenue is  recognized  on  a  straight-line
Income       basis to the  extent that rental  revenue is  deemed
             collectible.

Investments  The difference  between historical  cost and  market value are reported as unrealized gains or losses in the consolidated statements of income.

             For the purposes  of the statements  of cash  flows,
Statements   the Partnership considers cash  in the bank and  all
of           highly liquid  investments purchased  with  original
Cash         maturities of three months or  less, to be cash  and
Flows        cash equivalents.

Use of       The   preparation   of   financial   statements   in
Estimates    conformity  with   generally   accepted   accounting
             principles  requires management  to  make  estimates
             and assumptions that affect the reported amounts  of
             assets and liabilities and disclosure of contingent
             assets and liabilities at the date of the  financial
             statements and the reported amounts of revenues  and
             expenses  during  the  reporting  period.     Actual
             results could differ from those estimates.

           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                         Summary of Accounting Policies

Earnings
(Loss)  Per    On March l3, 1997, the FASB issued Statement of ngs
Share          per share (SFAS 128).  This pronouncement
               provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS
               128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. Except where the provisions of the Securities and Exchange Commission's Staff
               Accounting Bulletin No. 98 are applicable, common share equivalents have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dillutive. SFAS 128 is effective for fiscal years and interim periods after December 15, 1997;
               early adoption is not permitted. The Company has adopted this pronouncement during the fiscal year ended December 31, 1997. The adoption of SFAS
               128 does not effect earnings per share for fiscal year ended December 31, 1997 and prior years.

New
Accounting
Pronouncements Statement  of Financial  Accounting Standards  No.
               130 (SFAS No. 130) "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations, is any, from the adoption of this statement.

               Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements

1. Nature of      The Partnership began accepting subscriptions
   Partnership    in March 1986 and completed its funding in
                  December 1987.

                  Under the terms of the partnership agreement, the General Partner, West Coast Realty Advisors, is entitled to cash distributions ranging from 10% to 15%. The General Partner is also entitled to net income (loss) allocations varying from 1% to 15% and 1% depreciation and amortization in accordance with the partnership agreement.

2. Rental         The Partnership currently has interests in the
   Real           following four rental real estate properties of
   Estate         which  two are wholly-owned and two are jointly
                  owned by the Partnership (81.2%) and an
                  affiliate (18.8%):

                  Location (Property Name)   Date Purchased     Cost

                  Encinitas, California
                   (179 Calle Magdelena)   December 31, 1986   $ 705,918
                  Encinitas, California
                   (187 Calle Magdelena)   December 31, 1986     853,560
                  Clovis, California        January 23, 1987   2,854,221
                  Simi Valley, California  November 12, 1987   2,616,523

                  The major categories of property are:

                  December 31,                  1997           1996

                  Land                        $2,361,894     $2,361,894
                  Buildings and improvements   4,621,668      4,600,688
                  Furniture and fixtures          46,660         46,660

                                               7,030,222      7,009,242
                  Less accumulated depreciation1,265,127      1,100,126

                  Net rental real estate      $5,765,095     $5,909,116

           Associated Planners  Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements


2. Rental         The General Partner of Associated Planners
   Real           Realty Fund made a decision to attempt to sell
   Estate         three of the Partnership's four remaining
   (Continued)    properties.  The two office buildings located
                  in Encinitas, California (179 and 187 Calle
                  Magdalena), and the Shaw Villa Shopping Center located in Clovis, California will attempted to be sold, and the net proceeds from such sales will be distributed to the limited partners and General Partner in accordance with the terms of the Partnership Agreement. The cost basis of these properties are:

                            179 Calle Magdalena       $  705,918
                            187 Calle Magdalena          853,560
                            Shaw Villa Shopping Center 2,854,221

                  The amounts for the Calle Magdalena property represent the 81.2% interest that the Partnership owns as part of a joint venture with an affiliate (the affiliate will be selling its interest as well). There is no debt on the Encinitas properties, and the Shaw Villa is encumbered by an assumable loan that will have a balance of $1,469,817 as of December 31, 1997.

                  A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue. Specifically:

                  Four tenants accounted for 41%, 22%, 18% and 13% in 1997; Two tenants accounted for 34% and 18% in 1996;
                  One tenant accounted for 38% in 1995;

           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements

3.Notes           In January 1995, the Partnership closed  escrow
Payable           on a parcel of land adjacent to the Shaw  Villa
                  Shopping Center.   The  purchase price  of  the
                  land  was   $206,749,   including   a   $13,102
                  acquisition fee  paid  to  the  Advisor.    The
                  purchase was  financed using  $23,602 in  cash,
                  and the remainder  by a  one year  construction
                  loan from Valliwide Bank of Fresno.  The  total
                  construction loan commitment was for $1,365,000
                  and matured on October 5, 1996.  Borrowings  on
                  the construction loan totaled $1,225,950 as  of
                  December  31,  1995.    The  construction  loan
                  amortization was interest only with payments of
                  $89,045 paid during the year ended December 31,
                  1996.   The construction  was completed  during
                  1995 and total construction cost of  $1,372,900
                  were   allocated   to   land,   building    and
                  improvements. Included in construction costs is $87,838 in construction loan interest that was capitalized.

                  In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal, interest and property taxes of $14,919. The note payable balance is $1,497,782 and $1,469,817 at
                  December 31, 1996 and 1997.

                  The carrying amount of the loan is a reasonable estimate of fair value because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

                  The  aggregate  annual  future  maturities   at
                  December 31, 1997 are as follows:

                  YearEnding                   December 31, 1997

                       1998 ...........................$30,619
                       1999 ........................    33,524
                       2000 ........................... 36,706
                       2001 ........................... 40,189
                       2002 ........................... 44,002
                       Thereafter ........           1,284,777

                       Total                        $1,469,817

           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements

4.  Future        As of December 31, 1997, future  minimum rental
    Minimum       income  under existing leases, excluding  month
    Rental        to   month   rental   agreements,   that   have
    Income        remaining noncancelable terms in excess  of one
                  year are as follows:

                  Year Ending December 31,                Amount

                    1998                               $ 650,251
                    1999                                 460,191
                    2000                                 466,631
                    2001                                 316,792
                    2002                                 272,834
                    Thereafter                         1,145,611

                    Total                             $3,312,310

                  Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

5. Related        (a) In   accordance   with   the    partnership
   Party          agreement, compensation earned  by or  services
   Transactions   reimbursed to the General Partner consisted  of
                  the following:

                  Year ended December 31,      1997    1996     1995

                  Partnership management fees $23,831 $26,321 $35,953 Administrative services:
                    Data processing             4,740    4,802    4,609
                    Postage                     2,520    2,625    2,782
                    Investor processing         1,850    1,869    1,844
                    Investor communications     1,575    1,333    1,383
                    Duplication                   915      923      922
                    Miscellaneous                 400      448      461

                                              $35,831  $38,321  $47,954

           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements

5. Related        (b) Property  management  fees  to  West  Coast
   Party          Realty Management, Inc. ("WCRM"), an  affiliate
   Transactions   of the General  Partner, were $39,593,  $35,501
   (Continued)    and $22,930 for 1997, 1996 and 1995.

                  (c) Distributions of $15,709,  $3,565 and  $-0-
                  for 1997, 1996 and 1995 were made to an affiliate in connection with the minority interest. The minority interest in earnings
                  (loss) income was $7,032, $15,985 and  $(8,350)
                  for 1997, 1996 and 1995.

                  (d) Related party accounts payable (receivable) are as follows:

                      December 31,                1997      1996


                  West Coast Realty Advisors     $ 3,000   $3,000
                  West Coast Realty Management    10,375    8,965
                  Prado Land Co.                     ---  (5,071)

                                                 $13,375   $6,894


6. Net Income     The Net Income per Limited Partnership Unit was
   and Cash       computed in  accordance  with  the  partnership
   Distributions  agreement using the weighted average number  of
   Per            outstanding limited partnership units of  7,499
   Limited        for 1997, 1996 and 1995.
   Partnership
   Unit           The   Limited   Partner   cash   distributions,
                  computed in  accordance  with  the  Partnership
                  Agreement, were as follows:

           Associated Planners Realty Fund and Consolidated Entities
                       (A California Limited Partnership)
                   Notes to Consolidated Financial Statements


6. Net Income                      Outstanding  Amount         Total
   and Cash                           Units     Per Unit    Distribution
   Distributions
   Per Limited    June 30, 1997       7,499       $10.20    $ 76,489
   Partnership    March 31, 1997      7,499         9.20      68,991
   Unit           December 31, 1996   7,499         9.20      68,991
   (Continued)
                 Total                                     $ 214,471

                  September 30, 1996  7,499       $ 8.15    $ 61,117
                  June 30, 1996       7,499         8.15      61,117
                  March 31, 1996      7,499         8.15      61,117
                  December 31, 1995   7,499         7.14      53,543

                  Total                                    $ 236,894

                  September 30, 1995  7,499       $ 7.50    $ 56,242
                  June 30, 1995       7,499         7.50      56,243
                  March 31, 1995      7,499        10.00      74,990
                  December 31, 1994   7,499        10.00      74,990

                                             Sub-total       262,465

                  Additional distribution
                  upon sale of property $182.69 - $207.39  1,506,817

                  Total                                 $  1,769,282

                  In the second half of 1997, the Partnership began paying distributions on a semi-annual basis and paid the December 31, 1997 six month distribution on February 6, 1998. This change will permit the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

      7. Per the provisions of Section 11.1 (V)(ii) of Reallocation the Partnership Agreement, the General Partner of Partner determined that action was necessary to "cure
   Balances       the ambiguities"  within  the Agreement.    The
                  ambiguity  involved   the  treatment   of   the
                  partnership management fee,  being paid to  the
                  General  Partner,   as   an  expense   of   the
                  Partnership, as  opposed to  a general  partner
                  withdrawal of capital.   It was determined that
                  the  partnership  management   fees  shall   be
                  treated as a withdrawal of capital in 1996  and
                  beyond  with  a  retroactive  reallocation   of
                  capital for  partnership management  fees  paid
                  prior to 1996.   In order  to properly  reflect
                  the allocation, a transfer of $305,548 was made from the General Partner's capital account to the Limited Partners capital account during the quarter ended March 31, 1996.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership is managed by the General Partners. The Limited Partners have no right to participate in the management of the Partnership or its business. The General Partner is West Coast Realty Advisors, Inc., a California corporation.

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

     Neal Nakagiri (Born 1954) serves as Executive Vice President, General Counsel, Chief Operating Officer and Secretary of Associated Financial Group, Inc. He is Vice President for two subsidiaries, Associated Securities Corp. and Associated Planners Investment Advisory, Inc. He joined the "Associated" group of companies in March 1985. He was Vice President of Compliance with Morgan, Olmstead, Kennedy & Gardner from 1984 to 1985. He was First Vice President and Director of Compliance with Jefferies and Co., Inc. from 1981 to 1984. He was Vice President and Director of Compliance at W & D Securities, Inc. from 1980 to 1983. He was an Investigator with the National Association of Securities Dealers, Inc. from 1976 to 1980. He has a B.A. degree in Economics from UCLA
(1976) and a J.D. from Loyola Law School of Los Angeles (1991). He is a member of the California Bar and the Compliance and Legal Division of the Securities Industry Association.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant was organized in November 1985 as a California Limited Partnership. Its General Partner is WCRA. The Registrant has no executive officers or directors. Philip N. Gainsborough, an officer of the General Partner, made an original limited partnership contribution to the Partnership in November 1985, which was subsequently paid back to him in March 1988 when the Partnership met its minimum funding requirement. The General Partner and its affiliates are entitled to compensation from the Partnership for the following services rendered:

     1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash operations. For the year ended December 31, 1997, the amount paid to the General Partner was $23,831. In addition, the General Partner is entitled to reimbursement for certain public offering expenses, the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. For the year ended December 31, 1997, the Partnership reimbursed $12,000 to the General Partner for these expenditures.

     2. For property management services, the General Partner engaged WCRM an affiliate of the General Partner. For the year ended December 31, 1997, WCRM earned property management fees of $39,593 from the Partnership. On December 31, 1997, the Partnership was indebted to WCRM for $10,375, which was paid subsequent to year-end.

     3. The General Partner received a 10% allocation of net income before depreciation and amortization and 1% of depreciation. For the year ended December 31, 1997 this resulted in a $33,440 allocation of net income before depreciation and a $1,650 allocation of depreciation or a net income allocation of $35,090.

     4. In connection with the joint venture in the Santa Fe Business Park properties, the Partnership made distributions totaling $15,709 to Prado Land Company, an affiliate of the General Partner's President, during the year ended December 31, 1997. For the year ended December 31, 1997, Prado Land Company was allocated $7,032 of net income for its minority interest in the joint venture's earnings.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

       The following financial statements of Associated Planners Realty Fund, a California Limited Partnership, are included in Part II, Item 8:
                                                                      Page
          Report of Independent Certified Public Accountants........      16

          Consolidated Balance Sheets -  - December 31, 1997 and 1996 ..  17

          Consolidated Statements of Income for the years ended
               December 31, 1997, 1996, and 1995 ....................     18

          Consolidated Statements of Partners' Equity for the years ended
               December 31, 1997, 1996, and 1995 ....................     19

          Consolidated Statements of Cash Flows for the years ended
               December 31, 1997, 1996 and 1995 .....................   20-21

          Summary of Accounting Policies ............................   22-23

          Notes to Consolidated Financial Statements .................  24-29

     2.   FINANCIAL STATEMENT SCHEDULES

          Schedule III  --Real Estate and Accumulated Depreciation ...  35

          Schedule IV  --Mortgage Loan on Real Estate ................  36

          All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)  REPORTS ON FORM 8-K
     None

(c)  EXHIBITS
     None


SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION      December 31, 1997

Information required by Rule 12-28 is as follows:


                             Initial Cost
                                                               Gross Amount at which
                                                  Cost      Carried at Close of Period
                                               Capitalized
                                              Subsequent to           Building                             Year
                                  Building &   Acquisition                &        Total   Accumualted Construction   Date
Description  Emcumbrances  Land  Improvements  Improvements   Land  Improvements   Cost    Depreciation  Completed  Acquired

Santa Fe
Business Park
Encinitas, CA    $   -   $ 726,827  $798,427   $ 34,224   $ 729,928  $ 829,550   $1,559,478  $ 434,656      1982      12/86

Shaw Villa
Shopping Center
Clovis, CA    1,469,817    657,924   551,066  1,645,231     878,646  1,975,575    2,854,221    269,385      1978       1/87

Pacific Bell
Office Building
Simi Valley, CA      -     753,320 1,863,203         -      753,320  1,863,203    2,616,523    561,086      1986      11/87

TOTAL       $ 1,469,817 $2,138,071$3,212,696 $1,679,455  $2,361,894 $4,668,328   $7,030,222 $1,265,127



SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATON (Continued)              December 31, 1997
Information required by Rule 12-28 is as follows (Continued)

                          Life (Years)
                            on which
                        Depreciation is
                       Computed Building
Description             and Improvements

Santa Fe Business
Park, Encinitas,  CA           5 - 19

Shaw Villa Shopping
Center, Clovis, CA          31.5 - 40

Pacific Bell Office
Building, Simi Valley, CA   31.5 - 40


A reconciliation of accumulated                   A reconciliation of cost for
depreciation for the years ending                 the years ending
December 31, 1995, 1996, 1997                     December 31, 1995, 1996, 1997
follows:                                          follows:

Balance at January 1,1995 .....     $ 1,081,028   Balance at January 1, 1995 ...    $ 7,063,499
1995 Additions ................         122,366   1995 Additions ...............      1,427,466
1995 Deletions ................       (233,574)   1995 Deletions ..............     (1,677,464)
Balance at December 31, 1995...         969,820   Balance at December 31, 1995 .      6,813,501
1996 Additions ................         130,306   1996 Additions ...............        195,741
Balance at December 31, 1996..        1,100,126   Balance at December 31, 1996 .      7,009,242
1997 Additions ...............          165,001   1997 Additions ...............         20,980
Balance at December 31, 1997 .       $1,265,127   Balance at December 31, 1997..    $ 7,030,222




SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE                 December 31, 1997
Information required by Rule 12-29 is as follows:

                        Final     Periodic                                   Delinquent
            Interest  Maturity     Payment   Prior    Face      Carrying     Principal/
Description   Rate      Date        Terms    Liens   Amount      Amount       Interest

                                   Monthly
                                  Principal
                                  & Interest
Shaw Villa                        Payments:
Shopping      9.1%    11/1/2006   Amortized  None  $1,500,000  $ 1,469,817      None
Center                              over
Clovis,  CA                       20 years;
                                   Balloon
                                  Payment @
                                  Maturity


A reconciliation of mortgage loans payable for the years ended December 31, 1995, 1996 and 1997 as follows:


Balance at January 1, 1995              $        -
1995 Additions                           1,225,950
1995 Paydowns
Balance at December 31, 1995             1,225,950
1996 Additions                           1,500,000
1996 Paydowns                           (1,228,168)
Balance at December 31, 1996             1,497,782
1997 Paydowns                              (27,965)
Balance at December 31, 1997            $1,469,817


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


Date:      March 1, 1998