Form 10-Q
period 1998-03-31
ASSOCIATED PLANNERS REALTY FUND
filed 1998-05-05
CIK 785791

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  MARCH 31, 1998

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three months ended March 31, 1998 and 1997, have been made in the following financial statements which are normal recurring
entries in nature.   However, such financial statements are unaudited and are
subject to any year-end adjustments that may be necessary.


                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                            MARCH 31, 1998   December 31, 1997
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                         $5,723,787         $5,765,095
Cash and cash equivalents                           129,649            287,641
Other assets                                         58,290             39,812

TOTAL ASSETS                                     $5,911,726         $6,092,548

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                         $26,370            $16,152
      Related party (Note 3)                         10,145             13,375
   Notes payable (Note 4)                         1,462,420          1,469,817
   Security deposits and prepaid rent                41,272             32,254

TOTAL LIABILITIES                                 1,540,207          1,531,598

Minority interest                                   195,376            204,741

PARTNERS' EQUITY (NOTE 6)
Limited partners:
$1,000 stated value per unit - authorized
7,500 units; issued and outstanding 7,499         4,137,222          4,303,000
General partner                                      38,921             53,209
TOTAL PARTNERS' EQUITY                            4,176,143          4,356,209

TOTAL LIABILITIES AND PARTNERS' EQUITY           $5,911,726         $6,092,548

[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                      THREE MONTHS ENDED MARCH 31, 1998
                                 (UNAUDITED)
                                                            LIMITED PARTNERS     GENERAL
                                                 TOTAL     UNITS      AMOUNT     PARTNER
BALANCE AT DECEMBER 31, 1997                  $4,356,209   7,499  $4,303,000    $53,209

Net income                                      (10,172)      --    (12,873)      2,701

Distributions to limited partners              (152,905)      --   (152,905)         --

Distributionsto general partner (Note 3 (a))    (16,989)      --          --   (16,989)

BALANCE AT MARCH 31, 1998                     $4,176,143   7,499  $4,137,222    $38,921


                      THREE MONTHS ENDED MARCH 31, 1997
                                 (UNAUDITED)
                                                         LIMITED PARTNERS     GENERAL
                                              TOTAL     UNITS    AMOUNT       PARTNER
BALANCE AT DECEMBER 31, 1996                $4,392,108  7,499   $4,350,158  $41,950

Net income                                      48,588     --       40,016    8,572

Distributions to limited partners             (68,991)     --     (68,991)       --

Distributionstogeneralpartner(Note 3 (a))      (7,666)     --           --  (7,666)

BALANCE AT MARCH 31, 1997                   $4,364,039  7,499   $4,321,183  $42,856


[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                                            Three      Three
                                           Months      Months
                                            Ended      Ended
                                          March 31,  March 31,
                                            1998        1997
REVENUES
   Rental (Note 2)                         $166,154    $188,956
   Interest                                   2,807       2,388

                                            168,961     191,344

COSTS AND EXPENSES
   Operating                                 56,002      33,086
   Property taxes                            15,237       9,646
   Property management fees (Note 3 (c))      7,145       9,303
   General and administrative                14,412      16,802
   Depreciation and amortization             41,308      41,253
   Interest expense                          39,323      34,024

                                            173,427     144,114

INCOME FROM OPERATIONS                      (4,466)      47,230

Minority interest in net loss (income)
of joint ventures                             5,706     (1,358)

NET INCOME                                $(10,172)     $48,588

NET INCOME PER LIMITED PARTNERSHIP
UNIT (Note 5)                               $(1.72)       $5.34

[FN]

               See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                                               THREE MONTHS    THREE MONTHS
                                                    ENDED          ENDED
                                               MARCH 31, 1998  MARCH 31, 1997
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                          $(10,172)         $48,588
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                       41,308          41,253
    Minority interest in net income (loss)            (5,706)           1,358
Increase (decrease) from changes in:
    Other assets                                     (18,478)           (321)
    Accounts payable                                    6,988          16,452
    Security deposits                                   9,018         (1,803)
NET CASH PROVIDED BY OPERATING ACTIVITIES              22,958         105,527

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
    Tenant improvement additions                          ---        (20,980)
NET CASH (USED IN) INVESTING ACTIVITIES                   ---        (20,980)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
    Repayment of notes payable                        (7,397)         (6,755)
    Distributions to minority interests               (3,659)         (2,535)
    Distributions to limited partners               (152,905)        (68,991)
    Distributions to general partner                 (16,989)         (7,666)
NET CASH (USED IN) FINANCING ACTIVITIES             (180,950)        (85,947)

NET CASH (DECREASE) IN CASH AND CASH EQUIVALENTS    (157,992)         (1,400)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      287,641         206,413

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $129,649        $205,013

[FN]
               See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS
Associated Planners Realty Fund (the "Partnership"), a California limited partnership, was formed on November 19, 1985 under the Revised Limited Partnership Act of the State of California. The Partnership was formed to acquire income-producing real property throughout the United States with
emphasis on properties located in California and southwestern states.    The
Partnership purchased such properties on an all cash basis, or operated them on a moderately leveraged basis, and intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES

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

EARNINGS (LOSS) PER SHARE
On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128 -Earnings per share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the
calculation of Basic and Diluted earnings per share.   Basic earnings per
share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares
outstanding for the period.   Diluted earnings per share reflects the
potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. Except where the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 are applicable, common share equivalents have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dillutive. SFAS 128 is effective for fiscal years and interim periods after December 15, 1997; early adoption is not permitted. The Company has adopted this pronouncement during the fiscal year ended December 31, 1997. The adoption of SFAS 128 does not effect earnings per share for fiscal year ended December 31, 1997 and prior years.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997

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

NOTE 2- RENTAL REAL ESTATE

The Partnership currently has interests in the following four rental real estate properties. Two are wholly owned and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%):

Location (Property Name)           Date Purchased              Cost

Encinitas, California
   (179 Calle Magdalena)         December 31, 1986                $ 705,918
Encinitas, California
   (187 Calle Magdalena)         December 31, 1986                  853,560
Clovis, California                January 23, 1987                2,854,221
Simi Valley, California          November 12, 1987                2,616,523

The major categories of property are:
                                       March 31, 1998     December 31, 1997

Land                                       $2,361,894            $2,361,894
Building and Improvements                   4,621,668             4,621,668
Furniture and Fixtures                         46,660                46,660

                                            7,030,222             7,030,222
Less accumulated depreciation               1,306,435             1,265,127

Net rental real estate                     $5,723,787            $5,765,095

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997

NOTE 2- RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:
     Four tenants accounted for 41%, 22%, 18% and 13% in 1998;
     Four tenants accounted for 41%, 22%, 18% and 13% in 1997;
     Two tenants accounted for 34% and 18% in 1996;


NOTE 3 - RELATED PARTY TRANSACTIONS

(a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $16,989 for the quarter ended March 31, 1998 and $7,666 for the quarter ended March 31, 1997. See also Note 6.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and
relevant expenses.   These amounts totaled $3,000 for the three months ended
March 31, 1998 and March 31, 1997.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $7,145 for the quarter ended
March 31, 1998, and $9,303 for the quarter ended March 31, 1997.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997
                                  (continued)

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

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years, then may be adjusted to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of
principal, interest and property tax impounds of $15,900.   The note payable
balance is $1,462,420 at March 31, 1998.

The carrying amount is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at March 31, 1998 are as follows:

      1998 ..................................$ 23,222
      1999 ..................................  33,524
      2000 ..................................  36,706
      2001 ..................................  40,189
      2002 ..................................  44,002
      Thereafter .......................... 1,284,777

      Total                                $1,462,420

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997

NOTE 5 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 1998 and 1997.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                        Outstanding        Amount            Total
Record Date                Units          Per Unit        Distribution

December 30, 1997          7,499          $  20.39          $152,905
June 30, 1997              7,499             10.20            76,490
March 31, 1997             7,499              9.20            68,991
December 31, 1996          7,499              9.20            68,991

Total                                                       $367,377

September 30, 1996         7,499           $  8.15          $ 61,117
June 30, 1996              7,499              8.15            61,117
March 31, 1996             7,499              8.15            61,117
December 31, 1995          7,499              7.14            53,543

Total                                                       $236,894


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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the Management Discussion and Analysis constitute "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995 (the "Reform  Act").    Such forward-looking
statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed of implied by such forward-looking statements.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly
payments of principal, interest and property tax impounds of $15,900.   The
note payable balance is $1,462,420 at March 31, 1998.

The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6,
1998, respectively.   This change will permit the Partnership to operate more
efficiently with lower Partnership operating expenses.   These semi-annual
distributions will include cash distributions for the previous six months of operations.

During the quarter ended March 31, 1998, the Partnership made distributions to the general and limited partners totaling $169,894, which represented a income distribution for the period from July 1, 1997 thru December 31, 1997. Distributions are determined by management based on cash flow and the liquidity position of the Partnership. It is the intention of management to make semi-annual distributions of cash, subject to the maintenance of reasonable reserves.

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

The third point relates to life cycle.   The Partnership completed its funding
and acquisition of property in previous years.  Thus, the Partnership is in
the property operating stage.    As part of these operating activities,  the
partnership was involved in purchasing and developing the aforementioned parcel in Clovis in 1994 and 1995. This activity is expected to enhance rental revenues and increase the value of the Shaw Villa Shopping Center. The Partnership believes that cash flows provided by operating activities will
continue.    Although the Partnership did sell the Shurgard Property in 1995, there are currently plans to sell additional properties in 1998. However, the General Partner will review any unsolicited offers for the purchase of the Partnership's properties to determine if a negotiated sale would be in the Partnership's best interests.

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

During the quarter ended March 31, 1998, the General Partner earned partnership management fees of $16,989. Partnership management fees were paid and calculated in accordance with the partnership agreement.

The Tax Reform Acts of 1986 and 1987 and the Revenue Reconciliation Acts of 1990 and 1993 did not have a material impact on the Partnership's operations.

The slowdown in the economy, inflation and changing prices have had a nominal effect on the Partnership's revenues and income from continuing operations. During the nine years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several lease clauses with its properties' tenants that will help alleviate much of the negative impact of inflation. Among these are:

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CASH FLOWS - MARCH 31, 1998 VS. MARCH 31, 1997

Cash resources decreased $157,992 during the three months ended March 31, 1998 compared to a $1,400 decrease in cash resources for the three months ended March 31, 1997. Cash provided by operating activities increased by $22,958 with the largest contributor being $31,136 in cash basis net income for the three months ended March 31, 1998. In contrast, the three months ended
March 31, 1997 provided $105,527 in cash from operating activities due primarily to $89,841 in cash basis net income. The three months ended
March 31, 1998 did not have any investing activities. In contrast, the sole use of cash in investing activities for the three months ended March 31, 1997 was $20,980 expended for tenant improvements to an existing tenant at the Shaw Villa Shopping Center. For the three months ended March 31, 1998, financing activities used $180,950 via distributions to limited, general and minority partners totaling $173,553 and repayments on notes payable of $7,397. In contrast, for the three months ended March 31, 1997, financing activities used an additional $85,947 via distributions to these same parties totaling $79,192 and repayments on notes payable of $6,755.

RESULTS OF OPERATIONS

Operations for the quarter ended March 31, 1997, reflect an entire period of operations for the Partnership's properties.

Net loss for the quarter ended March 31, 1998 ($10,172) was lower than the net income for the quarter ended March 31, 1997 ($48,588) due to lower rents collected from the Santa Fe Business Park properties.

Rental revenue for the three months ended March 31, 1998 decreased from that for the three months ended March 31, 1997 by approximately $22,800, due to lower rents collected from multi-tenant Santa Fe Business Park Building. Interest income increased $419 (18%) during the quarter ended March 31, 1998 when compared to the quarter ending March 31, 1997. This increase was due to the Partnership converting from a quarterly distribution cycle to a semi-annual distribution cycle with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. Hence, net income for the third quarter 1997 was held in a interest bearing account and
paid on February 6, 1998.   In contrast, the net income for the third quarter
1996 was paid in November 1996.

Operating expenses increased $22,916 (69%) as a result of higher leasing commissions and utilities during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. General and administrative expenses decreased $2,390 (14%) due to lower insurance and legal and accounting expenses. Depreciation expense remained constant for the quarters ending March 31, 1998 and March 31, 1997.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the quarter ended March 31, 1998, the Partnership distributed $169,894 to the general and limited partners and $3,659 to the minority interest partner, as compared to the quarter ended March 31, 1997 when the Partnership distributed $76,657 to the general and limited partners and $2,535 to the minority interest partner. This increase was due to the Partnership converting from a quarterly distribution cycle to a semi-annual distribution cycle with the first record date and payment date being December 31, 1997
and February 6, 1998, respectively.   Cash basis income for the quarter ended
March 31, 1998 was $31,136. This was derived by adding depreciation and amortization expense to net income. In contrast, cash basis income for the quarter ended March 31, 1997 was $89,841.

Overall the Partnership generated $31,136 in income from operations before depreciation expense of $41,308 for the quarter ended March 31, 1998. This compares unfavorably to the quarter ended March 31, 1997 when cash basis income totaled $89,841 before depreciation expense of $41,253. Net income
(loss) per limited partnership unit decreased from $5.34 in  1997 to ($1.72)
in 1998.   The number of limited partnership units outstanding in each quarter was 7,499.

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

SALE OF PROPERTIES

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



                         ASSOCIATED PLANNERS REALTY FUND
                         A California Limited Partnership
                                   (Registrant)





May 5, 1998                          By:  WEST COAST REALTY ADVISORS, INC.
                                                A California Corporation,
                                                    General Partner





                                            Neal E. Nakagiri
                              Director and Executive Vice President/Secretary





May 5, 1998
                                              Michael G. Clark
                                          Vice President/Treasurer