Form 10-Q
period 1998-06-30
ASSOCIATED PLANNERS REALTY FUND
filed 1998-08-14
CIK 785791

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 1998
                                       OR
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

ITEM 1.   FINANCIAL STATEMENTS
     In the opinion of the General Partner of Associated Planners Realty Fund (the"Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and six months ended June 30, 1998 and 1997, have been made in the following financial statements which are normal and recurring in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.

                         BALANCE SHEETS
        JUNE 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                               JUNE 30, 1998  December 31, 1997
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                          $5,690,330          $5,765,095
Cash and cash equivalents                            201,572             287,641
Other assets                                          56,610              39,812

TOTAL ASSETS                                      $5,948,512          $6,092,548


LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Accounts payable:
      Trade                                          $15,409             $16,152
      Related party (Note 3)                          12,076              13,375
Notes payable (Note 4)                             1,454,854           1,469,817
Security deposits and prepaid rent                    37,980              32,254

TOTAL LIABILITIES                                  1,520,319           1,531,598

Minority interest                                    199,837             204,741

PARTNERS' EQUITY (NOTE 6)
Limited partners:
$1,000 stated value per unit _ authorized 7,500
units; issued and outstanding 7,499 units          4,180,496           4,303,000
General partner                                       47,860              53,209

TOTAL PARTNERS' EQUITY                             4,228,356           4,356,209

TOTAL LIABILITIES AND PARTNERS' EQUITY            $5,948,512          $6,092,548

[FN]
                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         STATEMENTS OF PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
                                              LIMITED PARTNERS         GENERAL
                                     TOTAL    UNITS      AMOUNT        PARTNER
BALANCE AT DECEMBER 31, 1997        $4,356,209  7,499      $4,303,000    $53,209

Net income                              42,041   --            30,401     11,640

Distributions to limited partners    (152,905)   --         (152,905)         --

Distributions to general partner      (16,989)   --                --   (16,989)

BALANCE AT  JUNE 30, 1998           $4,228,356  7,499      $4,180,496    $47,860

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

[FN]
                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                       THREE MONTHS  THREE MONTHS     SIX MONTHS    SIX MONTHS
                           ENDED         ENDED           ENDED         ENDED
                          JUNE 30,      JUNE 30,        JUNE 30,      JUNE 30,
                            1998          1997            1998          1997
REVENUES:
Rental                   $180,599        $209,236       $346,753      $398,192
Interest                    2,149           2,221          4,956         4,609
                          182,748         211,457        351,709       402,801
COSTS AND EXPENSES:
Operating                  30,660          36,540         68,338        69,626
Property taxes             10,090           9,410         25,327        19,056
Property management fees    9,076          10,502         16,221        19,805
General and administrative 28,972          18,797         43,387        35,601
Depreciation               41,308          41,250         82,615        82,502
Interest expense           33,213          33,869         72,535        67,892
                          153,319         150,368        308,423       294,482

LESS: MINORITY INTEREST IN NET
LOSS OF JOINT VENTURE     (4,461)         (2,752)          1,245       (4,110)

NET INCOME                $33,890         $63,841        $42,041      $112,429

NET INCOME PER LIMITED
PARTNERSHIP UNIT           $ 3.57          $ 7.17          $4.05        $12.50

[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                                                    SIX MONTHS      SIX MONTHS
                                                       ENDED           ENDED
                                                  JUNE 30, 1998   JUNE 30, 1997
Cash Flow from operating activities:
    Net income                                         $42,041        $112,429
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                                        82,615          82,502
    Minority interest in net income (loss)             (1,245)           4,110
Increase (decrease) from changes in:
    Other assets                                      (16,798)        (31,947)
    Accounts payable                                   (2,042)          14,846
    Security deposits and prepaid rents                  5,726         (6,870)
Net cash provided by operating activities              110,297       (175,070)

Cash flows used in investing activities:
    Tenant improvement additions                       (7,850)        (20,980)
Net cash (used in) investing activities                (7,850)        (20,980)

Cash flows used in financing activities:
    Repayment of notes payable                        (14,963)        (13,666)
    Distributions to minority interest                 (3,659)         (6,611)
    Distributions to general partners                 (16,989)        (15,331)
    Distributions to limited partners                (152,905)       (137,982)
Net cash (used in) financing activities              (188,516)       (173,590)

Net (decrease) increase in cash and cash equivalents  (86,069)        (19,500)

Cash and cash equivalents at beginning of period       287,641         206,413

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $201,572        $186,913

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

RENTAL INCOME
Rental revenue is recognized on a straight-line basis to the extent rental revenue is deemed collectible.

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

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS (LOSS) PER UNIT
On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128 -Earnings per unit (SFAS 128). This pronouncement provides a different method of calculating earnings per unit than is currently used in accordance with APB 15, Earnings per Unit. SFAS 128 provides for the calculation of Basic and Diluted earnings per unit. Basic earnings per unit includes no dilution and is computed by dividing income available to common unitholders by the weighted average number of common units outstanding for the period. Diluted earnings per unit reflects the potential dilution of securities that could unit in the earnings of the entity, similar to fully diluted earnings per unit. Except where the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 are applicable, common unit equivalents have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dillutive. SFAS 128 is effective for fiscal years and interim periods after December 15, 1997; early adoption is not permitted. The Partnership had adopted this pronouncement during the fiscal year ended
December 31, 1997. The adoption of SFAS 128 does not effect earnings per unit for the fiscal year ended December 31, 1997 and prior years.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Partnership has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to unitholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and
their major customers.   The Partnership has not determined the effect on its
financial position or results of operations, if any, from the adoption of this statement.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997

NOTE 1- NATURE OF PARTNERSHIP

The Partnership began accepting subscriptions in March 1986 and completed its funding in December 1987.

Under the terms of the partnership agreement, the General Partner, West Coast Realty Advisors, is entitled to cash distributions ranging from 10% to 15%. The General Partner is also entitled to net income (loss) allocations varying from 1% to 15% and 1% depreciation and amortization allocations in accordance with the partnership agreement.

NOTE 2- RENTAL REAL ESTATE

The Partnership currently has interests in the following four rental real estate properties. Two are wholly-owned and two are jointly owned by the Partnership (81.2%) and Prado Land Company, an affiliate (18.8%):

Location (Property Name)            Date Purchased              Cost

Encinitas, California
   (179 Calle Magdalena)          December 31, 1986         $    705,918
Encinitas, California
   (187 Calle Magdalena)          December 31, 1986              861,410
Clovis, California                 January 23, 1987            2,854,221
Simi Valley, California           November 12, 1987            2,616,523


The major categories of property are:
                                         June 30, 1998      December 31, 1997

Land                                        $2,361,894             $2,361,894
Building and Improvements                    4,629,518              4,621,668
Furniture and Fixtures                          46,660                 46,660

                                             7,038,072              7,030,222
Less accumulated depreciation                1,347,742              1,265,127

Net rental real estate                      $5,690,330             $5,765,095

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1997 (Continued)

NOTE 2- RENTAL REAL ESTATE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from a tenant whose individual rent represented more than 10% of total rental revenue.
Specifically:

Four tenants accounted for 41%, 22%, 18% and 13% of total rental revenue in 1998;
Four tenants accounted for 41%, 22%, 18% and 13% of total rental revenue in 1997;
Two tenants accounted for 34% and 18% of total rental revenue in 1996;

NOTE 3 - RELATED PARTY TRANSACTIONS

(a) For Partnership management services provided to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $-0- for the quarter ended June 30, 1998 and $7,666 for the quarter ended June 30, 1997, and $16,989 for the six months ended June 30, 1998 and $15,331 for the six months ended June 30, 1997.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended June 30, 1998 and June 30, 1997, and $6,000 for the six months ended
June 30, 1998 and 1997.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $9,076 for the quarter ended June 30, 1998, and $10,502 for the quarter ended June 30, 1997, and $16,221 for the six months ended June 30, 1998 and $19,805 for the six months ended June 30, 1997.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1997 (Continued)

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

In October 1996, the Partnership obtained permanent financing from a major insurance Partnership to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years, then may be adjusted to the weekly average of the five - year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal and interest of $14,919. The note payable balance was $1,454,854 at June 30, 1998.

The carrying amount is a reasonable estimate of fair value of the permanent loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at June 30, 1998 are as follows:

      1998 ..................................$16,656
      1999 .................................. 33,524
      2000 .................................. 36,706
      2001 .................................. 40,189
      2002 .................................. 44,002
      Thereafter ..........................1,284,777

      Total                               $1,454,854

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1997 (Continued)

NOTE 5- NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 1998 and 1997.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                         Outstanding         Amount           Total
Record Date                 Units           Per Unit       Distribution

December 31, 1997           7,499           $  20.39         $152,905
June 30, 1997               7,499              10.20           76,490
March 31, 1997              7,499               9.20           68,991
December 31, 1996           7,499               9.20           68,991

Total                                                        $367,377

September 30, 1996          7,499           $  8.15          $ 61,117
June 30, 1996               7,499              8.15            61,117
March 31, 1996              7,499              8.15            61,117
December 31, 1995           7,499              7.14            53,543

Total                                                       $ 236,894


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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997


NOTE 6 - REALLOCATION OF PARTNER BALANCES

In accordance with the provisions of Section 11.1 (V)(ii) of the Partnership Agreement, the General Partner determined that action was necessary to "cure
the ambiguities" caused by the Agreement itself.   The ambiguity involved the
treatment of the partnership management fee, being paid to the General Partner, as an expense of the Partnership, when in fact, it should have been treated as a general partner withdrawal of capital. In order to properly reflect this inception to date correction, a transfer of $305,548 was made from the General Partner's capital account to the Limited Partners capital account during the quarter ended March 31, 1996.


NOTE 7 - SUBSEQUENT EVENTS
The Partnership distributed $104,986 ($14.00 per unit) on August 10, 1998 to Limited Partners of record as of June 30, 1998.

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

INTRODUCTION (CONT.)

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

RESULTS OF OPERATIONS _ SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

Operations for the six months ended June 30, 1998 reflect an entire period of operations for the four properties owned by the Partnership. During 1998, the 187 Calle Magdalena building located in the Santa Fe Business Park was converted from executive suites to a single occupying tenant. While initially this change has had the effect of decreasing rental revenue, the partnership anticipates that operating costs reductions in subsequent quarters will more than offset such reduced revenue.

Rental revenue decreased $51,439 (13%) due primarily to the successful phase out of the small tenants at the Santa Fe Business Park properties. Interest income increased $347 (7.5%) during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 due primarily to a large amount of funds held from approximately January 1, 1998 to June 30, 1998 as a result of the Partnership electing to pay distributions semiannually instead of quarterly.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS _ SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997 (CONT.)

The Partnership's overall costs and expenses increased for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Total expenses increased from $294,482 as of June 30, 1997 to $308,423 as of
June 30, 1998,  a $13,941 (4.7%) increase.   This increase was the result of
increases in three major expense categories, offset by a decrease in operating expenses and property management fees. General and administrative expenses increased $7,786 (21.9%) primarily due to an increase in legal and accounting expenses. Property taxes increased $6,271 (32.9%) primarily due to an increase in property taxes in connection with the Shaw Villa Shopping
Center.   Interest expense increased $4,643 (6.8%) as a result of interest charges incurred after the completion of construction at the Shaw Villa Shopping Center. Depreciation expense increased $113 (.1%) as a result of $7,850 in fixed asset additions during the six months ended June 30, 1998. Property management fees decreased $3,584 (18.1%) as a result of lower rental revenue collected during the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Operating expenses decreased $1,288 (1.8%) due to lower consulting fees and utilities paid during the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

Net income for the six months ended June 30, 1998 was $70,388 (62.6%) lower than the six months ended June 30, 1998. This decrease can be attributed to the successful phase out of the small tenants at the Santa Fe Business Park properties as well as a reduction to Countrywide's monthly rent payment.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

Operations for the quarter ended June 30, 1998 reflect an entire period of operations for the four properties owned by the Partnership. During 1998, the 187 Calle Magdalena building located in the Santa Fe Business Park was converted from executive suites to a single occupying tenant. While initially this change has had the effect of decreasing rental revenue, the partnership anticipates that operating costs reductions in subsequent quarters will more than offset such reduced revenue.

Rental revenue decreased $28,637 (13.7%) due primarily to the successful phase
out of the small tenants at the Santa Fe Business Park properties.   Interest
income decreased $347 (3.2%) during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 due to lower cash balances maintained in money market accounts.

The Partnership's overall costs and expenses increased for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. Total expenses increased from $150,368 as of June 30, 1997 to $153,319 as of June 30, 1998, a $2,951 (2%). This increase was the result of increases in two major expense categories, offset by a decrease in interest expense, operating expenses and property management fees. General and administrative expenses increased $10,175 (54.1%) primarily due to an increase in legal and accounting expenses. Property taxes increased $680 (7.2%) primarily due to an increase in property taxes in connection with the Shaw Villa Shopping Center. Depreciation expense increased $58 (.1%) as a result of $7,850 in fixed asset additions during the quarter ended June 30, 1998. Operating expenses decreased $5,880 (16.1%) due to lower consulting fees and utilities paid during the quarter ended
June 30, 1998 compared to the quarter ended June 30, 1997. Property management fees decreased $1,426 (13.6%) as a result of lower rental revenue collected during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. Interest expense decreased $656 (2%) as a result of larger amounts being allocated to principal as the loan on the Shaw Villa Shopping Center approaches maturity.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997 (CONT.)

Net income for the quarter ended June 30, 1998 was $29,951 (46.9%) lower than
the quarter ended June 30, 1997.   This decrease can be attributed to the
successful phase out of the small tenants at the Santa Fe Business Park properties as well as a reduction to Countrywide's monthly rent payment.

LIQUIDITY AND CAPITAL RESOURCES


During the six months ended June 30, 1998 the Partnership made distributions to the general and limited partners totaling $118,907 (for the record date of December 31, 1997), of which approximately $78,000 constituted a return of capital. Distributions of $169,894 compared favorably to the $172,473 in cash generated from property operations (net income plus depreciation expense), for the six months ended December 31, 1997 on which such distributions were based. On February 6, 1998 the Partnership made a distribution to limited partners
totaling $152,905.   Additionally, the partnership distributed $16,989 to the
general partner and $3,659 to the minority interest in certain joint ventures
during the six months ended June 30, 1998.   The record date for these
distributions was December 31, 1997. Distributions are determined by management based on cash flow and the liquidity position of the Partnership
and anticipated occupancy of the properties.   It is the intention of
management to make semi-annual distributions of cash, subject to maintenance of reasonable reserves.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      1.  Relative risk of the partnership;
      2.  Condition of the partnership's properties;
      3. Stage in the partnership's life cycle (e.g., money-raising, acquisition, operating or disposition phase); and
      4.  Distribution to partners.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

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

The Partnership is attempting to sell the two office buildings located in Encinitas, California (179 and 187 Calle Magdalena), and the Shaw Villa Shopping Center located in Clovis, California. The net proceeds from such sales will be distributed to the limited partners and General Partner in accordance with the terms of the Partnership Agreement. The cost basis of these properties are:

          179 Calle Magdalena        $ 705,918
          187 Calle Magdalena          861,410
          Shaw Villa Shopping Center 2,854,221


During the six months ended June 30, 1998, the General Partner earned partnership management fees of $16,989. Subsequent to June 30, 1998, the General Partner received a partnership management fee of $11,655. Partnership management fees were paid and calculated in accordance with the partnership agreement.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONT.)

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS - SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

Cash and cash equivalents decreased $86,069 for the six months ended June 30, 1998 compared to a $19,500 decrease for the six months ended June 30, 1997. The continued decrease in cash resources is primarily due to distributions in excess of current earnings and fixed asset additions in the Santa Fe Business Park property. Cash provided from operating activities increased by $110,297 for the six months ended June 30, 1998, with the largest contributor being $124,656 in cash basis net income. In contrast, during the six months ended June 30, 1997, cash provided from operating activities amounted to $175,070 with the largest contributor being $194,931 in cash basis net income. Investing activities resulted in a $7,850 decrease in cash resources during the six months ended June 30, 1998 due to tenant improvements relating to the Santa Fe Business Park property. In contrast, the six months ended June 30, 1997 resulted in a $20,980 decrease in investing activities due to tenant improvements relating to the Santa Fe Business Park property. Cash from financing activities decreased $188,516 during the six months ended
June 30, 1998 due to $173,553 being distributed to the limited, general and minority interest and $14,963 used as payments on notes payable. In contrast, cash used in financing activities for the six months ended June 30, 1997 decreased $173,590 due to $159,924 being distributed to the limited, general and minority interest partners and $13,666 used as payments on notes payable.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130 (SFAS No. 130) "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Partnership has not determined the effect on its financial position or results of operations, is any, from the adoption of this statement.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONT.)

Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosure about Segments of an Enterprise and Related Information," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprises and in condensed financial statements of interim periods issued to unitholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Partnership has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

IMPACT OF YEAR 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Partnership relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and unitholder servicing), and embedded computer chips, networks and telecommunications equipment and end
products.   The Partnership also relies, directly and indirectly, on external systems of business enterprises such as its advisor, lessees, suppliers, creditors, financial organizations, and of governmental entities for accurate exchange of data. The Partnership's current estimate is that the costs associated with the Year 2000 issue will not have a material adverse effect on the results of operations or financial position of the Partnership. However, despite the Partnership's efforts to address the Year 2000 impact on its internal systems, the Partnership may not have fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Partnership are not materially affected by the Year 2000 issue, the Partnership could be affected through disruption in the operations of the enterprises with which the Partnership interacts.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                    PART  II

                       O T H E R    I N F O R M A T I O N

ITEM 1.LEGAL PROCEEDINGS
     The Partnership was named as a defendant in CARMEN MARGALA V. DAVID L. MURDOCK, WILBUR HORWITZ, ASSOCIATED PLANNERS REALTY FUND AND DOES 1-100, INCLUSIVE. The lawsuit was filed on July 31, 1997 and served on the Partnership on November 14, 1997.
     The plaintiff alleged breach of contract, fraud and deceit, intentional misrepresentation, conversion, interference with third party economic benefit and sexual harassment. All defendants denied the allegations in their entirety.
     After a lengthy and contentious discovery process, the trial court dismissed the entire case on May 8, 1998. Plaintiff's motion for a re-hearing on the merits was denied on July 30, 1998. It is unknown whether plaintiff will pursue a further appeal.

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



                        ASSOCIATED PLANNERS REALTY FUND
                        A California Limited Partnership
                                  (Registrant)


August 13, 1998               By: WEST COAST REALTY ADVISORS, INC.
                                   A California Corporation,
                                        General Partner



                             W. Thomas Maudlin Jr.
                                   President





August 13, 1998
                                John R. Lindsey
                            Vice President/Treasurer