Form 10-Q
period 1998-09-30
ASSOCIATED PLANNERS REALTY FUND
filed 1998-11-10
CIK 785791

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 1998

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

ITEM 1.   FINANCIAL STATEMENTS

     In the opinion of the General Partner of Associated Planners Realty Fund
(the "Partnership"), all adjustments necessary for a fair presentation of the Partnership's results for the three and nine months ended September 30, 1998 and 1997, have been made in the following financial statements which are normal and recurring in nature. However, such financial statements are unaudited and are subject to any year-end adjustments that may be necessary.


                                 BALANCE SHEETS
              SEPTEMBER 30, 1998 (UNAUDITED) AND DECEMBER 31, 1997

                                         SEPTEMBER 30, 1998  December 31, 1997
ASSETS
Rental real estate, less accumulated
   Depreciation (Note 2)                       $5,648,496          $5,765,095
Cash and cash equivalents                         175,745             287,641
Other assets                                       54,009              39,812

TOTAL ASSETS                                   $5,878,250          $6,092,548

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                       $20,246             $16,152
      Related party (Note 3)                       12,026              13,375
   Notes payable (Note 4)                       1,447,115           1,469,817
   Security deposits and prepaid rent              37,232              32,254

TOTAL LIABILITIES                               1,516,619           1,531,598

Minority interest                                 199,667             204,741

PARTNERS' EQUITY (NOTES 6 AND 7)
  Limited partners:
   $1,000 stated value per unit - authorized
   7,500 units; issued and outstanding 7,499    4,116,979           4,303,000
  General partner                                  44,985              53,209

TOTAL PARTNERS' EQUITY                          4,161,964           4,356,209

TOTAL LIABILITIES AND PARTNERS' EQUITY         $5,878,250          $6,092,548

[FN]

                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)
                                            LIMITED PARTNERS     GENERAL
                                   TOTAL     UNITS    AMOUNT     PARTNER
BALANCE AT DECEMBER 31, 1997     $4,356,209   7,499  $4,303,000    $53,209

Net income                           92,300      --      71,870     20,430

Distributions to limited partners (257,891)      --   (257,891)         --

Distributions to general partner   (28,654)      --          --   (28,654)

BALANCE AT  SEPTEMBER 30, 1998   $4,161,964   7,499  $4,116,979    $44,985

                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)
                                            LIMITED PARTNERS     GENERAL
                                   TOTAL     UNITS    AMOUNT     PARTNER
BALANCE AT DECEMBER 31, 1996     $4,392,108   7,499  $4,350,158    $41,950

Net income                          154,231      --     127,670     26,561

Distributions to limited partners (214,472)      --   (214,472)         --

Distributions to general partner   (23,830)      --          --   (23,830)

BALANCE AT  SEPTEMBER 30, 1997   $4,308,037   7,499  $4,263,356    $44,681

[FN]
                 See accompanying notes to financial statements

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                                      THREE     THREE     NINE      NINE
                                      MONTHS   MONTHS    MONTHS    MONTHS
                                      ENDED     ENDED     ENDED     ENDED
                                    SEPTEMBER SEPTEMBER SEPTEMBER SEPTEMBER
                                     30, 1998 30, 1997  30, 1998  30, 1997
REVENUES:
Rental                                $179,606 $187,440 $526,359   $585,633
Interest                                 2,247    2,491    7,203      7,100

                                       181,853  189,931  533,562    592,733

COST AND EXPENSES:
Operating                               29,019   39,462   97,359    109,088
Property taxes                          10,357    9,410   35,683     28,466
Property management fees-Note3(c)        9,026    9,413   25,246     29,218
General and administrative               5,012   13,287   50,889     40,668
Depreciation                            41,834   41,250  124,449    123,752
Interest expense                        33,040   33,710  105,575    101,603

                                       128,288  146,532  439,201    432,795
LESS: MINORITY INTEREST IN NET
(INCOME) OF JOINT VENTURE              (3,306)  (1,597)  (2,061)    (5,707)

NET INCOME                             $50,259  $41,802  $92,300   $154,231

NET INCOME PER
 LIMITED PARTNERSHIP UNIT                $5.53    $4.52    $9.58     $17.03

[FN]
                See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
                                                 NINE MONTHS     NINE MONTHS
                                                    ENDED           ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                    1998            1997
Cash Flow from operating activities:
  Net income                                        $92,300        $154,231
Adjustments to reconcile net income to
net cash provided by operating activities:
            Depreciation                            124,449         123,752
            Minority interest in net income           2,061           5,707
Increase (decrease) from changes in:
     Other assets                                  (14,197)        (18,126)
     Accounts payable                                 2,745          12,998
     Security deposits and prepaid rents              4,978         (3,282)
Net cash provided by operating activities           212,336         275,280

Cash flows used in investing activities:
     Tenant improvement additions                   (7,850)        (20,980)
Net cash (used in) investing activities             (7,850)        (20,980)

Cash flows used in financing activities:
     Repayment of notes payable                    (22,702)        (20,734)
     Distributions to minority interest             (7,135)        (11,848)
     Distributions to general partners             (28,654)        (23,830)
     Distributions to limited partners            (257,891)       (214,472)
Net cash (used in) financing activities           (316,382)       (270,884)

Net (decrease) in cash and cash equivalents       (111,896)        (16,584)
Cash and cash equivalents at beginning of period    287,641         206,413

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $175,745        $189,829

[FN]
               See accompanying notes to financial statements.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS
Associated Planners Realty Fund (the "Partnership"), a California limited partnership, was formed on November 19, 1985 under the Revised Limited Partnership Act of the State of California. The Partnership was formed to acquire income-producing real property throughout the United States with emphasis on properties located in California. The Partnership purchased such properties on an all cash basis or operated them on a moderately leveraged basis, and originally intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

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

EARNINGS (LOSS) PER UNIT
On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No. 128 - Earnings per unit (SFAS 128). This pronouncement provides a different method of calculating earnings per unit than is currently used in accordance with APB 15, Earnings per Unit. SFAS 128 provides for the calculation of Basic and Diluted earnings per unit. Basic earnings per unit includes no dilution and is computed by dividing income available to common unitholders by the weighted average number of common units outstanding for the period. Diluted earnings per unit reflects the potential dilution of securities that could unit in the earnings of the entity, similar to fully diluted earnings per unit. Except where the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 98 are applicable, common unit equivalents have been excluded in all years presented in the Statements of Operations when the effect of their inclusion would be anti-dillutive.
SFAS 128 is effective for fiscal years and interim periods after December 15, 1997; early adoption is not permitted. The Partnership had adopted this pronouncement during the fiscal year ended December 31, 1997.
The adoption of SFAS 128 does not effect earnings per unit for the fiscal year ended December 31, 1997 and prior years.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997

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

Location (Property Name)            Date Purchased              Cost

Encinitas, California
   (179 Calle Magdalena)          December 31, 1986            $  705,918
Encinitas, California
   (187 Calle Magdalena)          December 31, 1986               861,410
Clovis, California                 January 23, 1987             2,854,221
Simi Valley, California           November 12, 1987             2,616,523

The major categories of property are:
                                    September 30, 1998      December 31, 1997

Land                                        $2,361,894             $2,361,894
Building and Improvements                    4,629,518              4,621,668
Furniture and Fixtures                          46,660                 46,660

                                             7,038,072              7,030,222
Less accumulated depreciation                1,389,576              1,265,127

Net rental real estate                      $5,648,496             $5,765,095

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1997

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


NOTE 3 - RELATED PARTY TRANSACTIONS

(a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $11,665 for the quarter ended September
30, 1998 and $8,499 for the quarter ended September 30, 1997, and $28,654 for the nine months ended September 30, 1998 and $23,830 for the nine months ended September 30, 1997.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the quarter ended September 30, 1998 and September 30, 1997, and $9,000 for the nine months ended September 30, 1998 and 1997.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $9,026 for the quarter ended September 30, 1998, and $9,413 for the quarter ended September 30, 1997, and $25,246 for the nine months ended September 30, 1998 and $29,218 for the nine months ended September 30, 1997.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1997 (Continued)

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

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty-year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years, then may be adjusted to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal and interest of $14,919. The note payable balance is $1,447,115 at September 30, 1998.

The carrying amount is a reasonable estimate of fair value of the construction loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at September 30, 1998 are as follows:

      1998 ..................................$ 7,917
      1999 .................................. 33,524
      2000 .................................. 36,706
      2001 .................................. 40,189
      2002 .................................. 44,002
      Thereafter ..........................1,284,777
      Total                               $1,447,115

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1997 (Continued)

NOTE 5- NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 1998 and 1997.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                         Outstanding         Amount           Total
Record Date                 Units           Per Unit       Distribution

June 30, 1998               7,499           $  14.00         $104,986
December 31, 1997           7,499              20.39          152,905
June 30, 1997               7,499              10.20           76,490
March 31, 1997              7,499                9.20          68,991
December 31, 1996           7,499                9.20          68,991

Total                                                        $472,363


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

The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership originally intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

Operations for the nine months ended September 30, 1998 reflect an entire period of operations for the four properties owned by the Partnership. During 1998, the 187 Calle Magdalena building located in the Santa Fe Business Park was converted from executive suites to a single occupying tenant. While initially this change has had the effect of decreasing rental revenue, the partnership anticipates that operating costs reductions in subsequent periods will more than offset such reduced revenue.

Rental revenue decreased $59,274 (10%) due primarily to the successful phase out of the small tenants at the Santa Fe Business Park properties. Interest income increased $103 (1.5%) as a result of the Partnership investing more excess funds in money market accounts during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997 (CONT.)

The Partnership's overall costs and expenses decreased for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Total expenses decreased from $432,795 as of September 30, 1997 to $439,201 as of September 30, 1998, a $6,406 (1.5%) increase. This increase was the result increases in property taxes, interest expense, depreciation and general & administrative expenses offset by decreases in operating costs and property management fees.

Property management fees decreased $3,972 (13.6%) as a result of lower rental revenue collected during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Operating expenses decreased $11,729 (10.8%) due to lower payroll, utilities and consulting expenses paid during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Property taxes increased $7,217 (25.4%) primarily due to an increase in property taxes in connection with the Shaw Villa
Shopping Center.   Interest expense increased $3,972 (3.9%) as a result of
interest charges incurred after the completion of construction at the Shaw Villa Shopping Center. Depreciation expense increased $697 (.6%) as a result of $7,850 in fixed asset additions during the nine months ended September 30,
1998.   General and administrative expenses increased $10,221 (25.1%)
primarily due to an increase in legal and accounting expenses.

Net income for the nine months ended September 30, 1998 was $61,931 (40.2%) lower than the nine months ended September 30, 1998. This decrease can be attributed to the successful phase out of the small tenants at the Santa Fe Business Park properties as well as a reduction to Countrywide's monthly rent payment.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

Operations for the quarter ended September 30, 1998 reflect an entire period of operations for the four properties owned by the Partnership. During 1998, the 187 Calle Magdalena building located in the Santa Fe Business Park was converted from executive suites to a single occupying tenant. While initially this change has had the effect of decreasing rental revenue, the partnership anticipates that operating costs reductions in subsequent quarters will more than offset such reduced revenue.

Rental revenue decreased $7,834 (4.2%) due primarily to the successful phase out of the small tenants at the Santa Fe Business Park properties. Interest income decreased $244 (9.8%) during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 due to lower cash balances maintained in money market accounts.

The Partnership's overall costs and expenses decreased for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Total expenses decreased from $146,532 as of September 30, 1997 to $128,288 as of September 30, 1998, a $18,244 (12.5%) decrease. This decrease was the result of decreases in four major expense categories, offset by increases in depreciation expense and property taxes.

Operating expenses decreased $10,443 (26.5%) due to lower payroll, property legal and common area maintenance expenses paid during the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. General and administration expenses decreased $8,275 (62.3%) due to lower partnership legal and accounting and partnership insurance expenses during the quarter ended September 30, 1998 compared to the quarter September 30, 1997. Property management fees decreased $387 (4.1%) as a result of lower rental revenue collected during the quarter ended September 30, 1998 compared to the quarter September 30, 1997. Interest expense decreased $656 (2%) as a result of larger amounts being allocated to principal as the loan on the Shaw Villa Shopping Center approaches maturity. Property taxes increased $947 (10.1%) primarily due to an increase in property taxes in connection with the Shaw Villa Shopping Center. Depreciation expense increased $584 (1.4%) as a result of $7,850 in fixed asset additions during the nine months ended September 30, 1998.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997 (CONT.)

Net income for the quarter ended September 30, 1998 was $8,457 (20.2%) higher than the quarter ended September 30, 1997. This increase can be attributed to the successful phase out of the small tenants at the Santa Fe Business Park properties, offset by a reduction to Countrywide's monthly rent payment.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1998 the Partnership made distributions to the general and limited partners totaling $169,894 and $116,651 (for the record dates of December 31, 1997 and June 30, 1998, respectively), of which approximately $152,600 constituted a return of capital. Distributions of $169,894 and $116,651 compared favorably to the $172,473 and $124,656 in cash generated from property operations (net income plus depreciation expense), for the six months ended December 31, 1997 and June 30, 1998 on which such distributions were based. On February 6, 1998 and on August 10, 1998 the Partnership made distributions to limited partners totaling $152,905 and $104,986, respectively. Additionally, the partnership distributed $16,989 and $11,665 to the general partner and $3,659 and $3,476 to the minority interest in certain joint ventures during the nine months ended September 30, 1998 for the record dates of December 31, 1997 and June 30, 1998, respectively. Distributions are determined by management based on cash flow and the liquidity position of the Partnership and anticipated occupancy of the properties. It is the intention of management to make semi-annual distributions of cash, subject to maintenance of reasonable reserves.

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
          Shaw Villa Shopping Center 2,854,221

During the nine months ended September 30, 1998, the General Partner earned partnership management fees of $28,654. Partnership management fees were paid and calculated in accordance with the partnership agreement.

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

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

Cash and cash equivalents decreased $111,896 for the nine months ended September 30, 1998 compared to a $16,584 decrease for the nine months ended September 30, 1997. The continued decrease in cash resources is primarily due to distributions in excess of current earnings and fixed asset additions in the Santa Fe Business Park property. Cash provided from operating activities increased by $212,336 for the nine months ended September 30, 1998, with the largest contributor being $216,749 in cash basis net income. In contrast, during the nine months ended September 30, 1997, cash provided from operating activities amounted to $275,280 with the largest contributor being $277,983 in cash basis net income. Investing activities resulted in a $7,850 decrease in cash resources during the nine months ended September 30, 1998 due to tenant improvements relating to the Santa Fe Business Park property. In contrast, the nine months ended September 30, 1997 resulted in a $20,980 decrease in investing activities due to tenant improvements relating to the Santa Fe Business Park property. Cash from financing activities decreased $316,382 during the nine months ended September 30, 1998 due to $293,680 being distributed to the limited, general and minority interest and $22,702 used as payments on notes payable. In contrast, cash used in financing activities for the nine months ended September 30, 1997 decreased $270,884 due to $250,150 being distributed to the limited, general and minority interest partners and $20,734 used as payments on notes payable.

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



                   ASSOCIATED PLANNERS REALTY FUND
                   A California Limited Partnership
                            (Registrant)





November 10, 1998   By: WEST COAST REALTY ADVISORS, INC.
                            A California Corporation,
                                  General Partner







                             W. Thomas Maudlin Jr.
                                   President





November 10, 1998
                                John R. Lindsey
                            Vice President/Treasurer