Form 10-K
period 1998-12-31
ASSOCIATED PLANNERS REALTY FUND
filed 1999-03-31
CIK 785791

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)

        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                         COMMISSION FILE NUMBER 0-16805

       ASSOCIATED PLANNERS REALTY FUND, (A CALIFORNIA LIMITED PARTNERSHIP)
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                        95-4036980
             ----------                                        ----------
      State or other jurisdiction of                         (IRS Employer
      incorporation or organization                          Identification)

         5933 WEST CENTURY BLVD., 9TH FLOOR, LOS ANGELES, CA 90045-5454
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
            Registrant's telephone number, including area code (310) 670-0800
                                                               --------------

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
            NONE                                        NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]     No     [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

                                     PART I

ITEM 1.   BUSINESS

Associated Planners Realty Fund (the "Partnership"), was organized in November 1985, under the California Revised Limited Partnership Act. The General Partner is West Coast Realty Advisors, Inc. ("WCRA"), a California corporation.

The Partnership was organized for the purpose of investing in, holding, and managing improved, income-producing property, such as residential properties, office buildings, commercial buildings, industrial properties, mini-warehouse facilities, and shopping centers ("Properties"), which are believed to have potential for cash flow and capital appreciation. The Partnership intended on owning and operating such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 1998, the Partnership had no employees.

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

The Partnership acquired an 81.2% interest in two office buildings on December 31, 1986 in a joint venture with a related party, a 100% interest in a shopping center on January 23, 1987, a 100% interest in a commercial office building on November 12, 1987, and a 100% interest in a mini-warehouse facility on May 9, 1988 which was sold in May 1995 to an unrelated party. The terms of the joint venture call for Associated Planners Realty Fund to receive 81.2% of the operating profits and depreciation expense on the property. Upon disposition of the property, the Partnership will be entitled to 81.2% of the proceeds received from the sale of the property. All properties are located in California except for the mini-warehouse which was located in Washington.

At December 31, 1998, all of the Partnership's remaining properties are being held for sale. Two of the properties were sold during January 1999 (see Note 9). The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining properties will be sold and the Partnership will be liquidated during 1999. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

The two office buildings located in Encinitas, California (179 and 187 Calle Magdalena) were sold to unaffiliated buyers during January 1999 at a sales price of $775,000 and $900,000, respectively. The net proceeds received from the sale equaled $576,977 and $670,698, respectively, which was distributed to the limited partners and the General Partner in accordance with the terms of the Partnership Agreement. The Partnership also recognized a gain of $193,886 and $186,963, respectively, from the sale.

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

The buildings were acquired in a joint venture with Prado Land Company ("Prado"), a California General Partnership, which is an affiliate of the General Partner. The Partnership has an 81.2% interest in the buildings and related profits and losses, and Prado has an 18.8% interest.

The Park was completed in 1982, and is situated on 163,765 square feet of land. The buildings are two-story, constructed with steel and wood frames, with exterior walls of concrete and wood. There is extensive use of windows in the modern design, and ample parking is available around both buildings.

Building 3 contains 6,944 rentable square feet. As of December 31, 1998, the building was 100% occupied and the average rent per occupied square foot was $1.07. Building 5 also contains 6,944 rental square feet. As of December 31, 1998, the occupancy rate was 100%, and the average monthly rent per occupied square foot was approximately $1.25.

Tenants occupying more than 10% of square footage and more than 10% of total revenue of Building 3 and Building 5 are noted below:

BUILDING 3

John Powell & Associates: 84.7% of rentable square footage; rent is $77,145 per year (82.5% of total rent for the building and 13.2% of total Partnership consolidated rental revenue). Lease expires January 31, 2001.

CSP: 15.3% of rentable square footage; Rent is $12,000 per year (17.5% of total rent for the building). Lease expires January 31, 1999.

BUILDING 5

Synteract: 100% of rentable square footage; Rent is $104,160 per year (100% of total rent for the building and 17.9% of total Partnership consolidated rental revenue). Lease expires January 20, 2003.

The building and improvements are depreciated over 5 to 19 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis for the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by West Coast Realty Management, Inc. ("WCRM"), an affiliate of the General Partner.

The two office buildings located in Encinitas, California (179 and 187 Calle Magdalena) were sold to unaffiliated buyers during January 1999 at a sales price of $775,000 and $900,000, respectively. The net proceeds received from the sale equaled $576,977 and $670,698, respectively, which was distributed to the limited partners and the General Partner in accordance with the terms of the Partnership Agreement. The Partnership also recognized a gain of $193,886 and $186,963, respectively, from the sale.

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

Wherehouse Entertainment, Inc. (the "Wherehouse"), occupies a larger, newly constructed space, under a lease which runs through October 31, 2010, and calls for minimum monthly rent of $10,588 per month. No other tenant besides Wherehouse Entertainment, Inc., occupies 10% or more of the rental square footage of the Shaw Villa Shopping Center. The Wherehouse's 1998 rental income represented 21.8% of the total Partnership consolidated rental revenue.

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

Construction at the shopping center was completed in two phases. First, 4,000 square feet of additional space was erected on the new parcel, adjacent to an existing building at Shaw Villa. Construction of this phase was completed June 1, 1995. The space was then remodeled and expanded by approximately 3,900 square feet, for a total of 8,272 square feet. This construction was completed by November 1, 1995.

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

PACIFIC BELL BUILDING, SIMI FREEWAY COMMERCE CENTER

On November 12, 1987, the Partnership purchased the Pacific Bell Building located in the Simi Freeway Commerce Center in Simi Valley, California.

The building's construction was completed in 1986. The building provides 26,154 rentable square feet and is centrally located on the property's 2.06 acres of land.

In August 1995, as part of a general Company-wide consolidation, Pacific Bell vacated the property. In November 1995, a subsidiary of Pacific Bell moved into a small portion of the property (1,700 square feet). Pacific Bell continued to pay its lease obligation on a regular basis. Countrywide Inc. subleases the property from Pacific Bell through May 15, 1999. Countrywide has no option to extend the lease. Countrywide's 1998 rental revenue represented 40.7% of the total Partnership consolidated rental revenue.

The average monthly rent per occupied square foot is approximately $.80 ($20,923 per month) up until May 15, 1999. The lease is a "triple net" lease, requiring the tenant to pay insurance, taxes, maintenance, and all other operating costs.

The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax bases of the property are the same. In the opinion of the General Partner, that the property is adequately insured. The property is managed by WCRM.

SUMMARY

At December 31, 1998, all of the Partnership's remaining properties are being held for sale. The Santa Fe Business Park properties were sold during January 1999. There is no assurance that the remaining properties will be sold during 1999.

As of December 31, 1998, the combined occupancy rate of all the Partnership's properties, was 98%. It is the opinion of the General Partner, that all properties are adequately covered by insurance.

The schedule below indicates the average annual occupancy rate expressed as a percentage of rentable square feet for the last five years:

                                                 SHAW VILLA
                         SANTA FE BUSINESS       SHOPPING         PACIFIC BELL
 YEAR                    PARK - 2 PROPERTIES     CENTER           BUILDING
 ------------------------------------------------------------------------------
 1998                    Bldg. #3 = 100%         91%              100%
                         Bldg. #5 = 100%
 1997                    Bldg. #3 = 100%         100%             100%
                         Bldg. #5 = 100%
 1996                    Bldg. #3 = 76%          100%             100%
                         Bldg. #5 = 92%
 1995                    Bldg. #3 = 66%          81%              100%
                         Bldg. #5 = 82%
 1994                    Bldg. #3 = 0%           76%              100%
                         Bldg. #5 = 80%

The total original acquisition cost to the Partnership of each property and the dates of acquisition were as follows:

                                                                ACQUISITION     ACQUISITION
 DESCRIPTION                                                       COST            DATE
 ---------------------------------------------------------------------------------------------
 Santa Fe Business Park (Building 3) (sold January 6, 1999)   $     705,918        12/31/86
 Santa Fe Business Park (Building 5) (sold January 8, 1999)   $     861,410        12/31/86
 Shaw Villa Shopping Center                                   $   2,854,221        01/23/87
 Pacific Bell Building                                        $   2,616,523        11/12/87
 Shurguard Mini-warehouse (Sold May 15, 1995)                 $   1,603,144        05/09/88
 ---------------------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

               None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

At December 31, 1998, there were 7,499 limited partnership units outstanding and 627 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop. There are no units available for sale at December 31, 1998.

Distributions totaling $257,891, $214,471 and $236,894, were made to limited partners in 1998, 1997, and 1996, and were made to unit holders of record at the end of the calendar quarters indicated below. These distributions constituted a return of capital of $54,126, $12,069 and $59,838, in 1998, 1997, and 1996. The
General Partner distributions totaled $28,654, $23,831 and $26,321, for 1998, 1997, and 1996. In addition, $153,730 ($20.50/limited partnership unit) in distributions were paid to unit holders subsequent to the year-end on February 12, 1999. Additionally, $1,427,642 (ranging from $191.03 to $188.52 per limited partnership unit), in distributions were paid to unit holders as of the record date of February 15, 1999 for the sale of the Encinitas properties which were sold in January 1999.

The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998. This change permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions include cash distributions for the previous six months of operations. The decrease in 1997 distributions was because the third and fourth quarter distributions were paid in February 1998, as the Partnership converted to a semi-annual distribution payment method. If the third quarter distribution for 1997 had been paid in 1997, total distributions for the year would have been approximately $221,980.

The limited partner distribution amounts for 1998, 1997 and 1996 are summarized below:

                                                                UNITS                TOTAL
    RECORD DATE          DATE PAID        PER UNIT           OUTSTANDING             PAID
 --------------------------------------------------------------------------------------------
      12/31/95            02/06/96        $  7.14               7,499             $  53,543
      03/31/96            04/30/96           8.15               7,499                61,117
      06/30/96            08/06/96           8.15               7,499                61,117
      09/30/96            11/05/96           8.15               7,499                61,117
      12/31/96            02/03/97           9.20               7,499                68,991
      03/31/97            05/09/97           9.20               7,499                68,991
      06/30/97            08/05/97           10.20              7,499                76,489
      12/31/97            02/06/98           20.39              7,499               152,905
      06/30/98            08/10/98           14.00              7,499               104,986
      12/31/98            02/12/99           20.50              7,499               153,730

Distributions are made based on income from operations, before depreciation and amortization, available as a result of the previous six months of operations.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the financial statements and related notes and ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS appearing elsewhere in this report.

                                            1998            1997            1996            1995            1994
-------------------------------------------------------------------------------------------------------------------
Operations for the years ended
December 31:
  Revenues                               $  728,167      $  802,528      $  722,358      $  639,039      $  754,950
  Net income                                148,902         202,403         177,055         276,874         217,892
  Net income per Limited Partner              15.88           22.31           19.69           33.23           24.45
Unit*
  Distributions per Limited Partner           34.39           39.79           33.65          235.94           46.50
Unit*

Financial position at December 31,
  Total assets                           $5,906,905      $6,092,548      $6,146,615      $6,011,070      $6,255,376
  Partners' equity                        4,218,566       4,356,209       4,392,108       5,985,898       5,985,898


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

RESULTS OF OPERATIONS - 1998 VS. 1997

Operations for the year ended December 31, 1998 reflect an entire period of operations for the four properties owned and operated by the Partnership.

Rental revenue decreased by $74,211 (9%) from 1997 to 1998, due primarily to the occupancy decrease in the 187 Calle Magdalena property. This property was converted from multi-tenant executive suites to a single tenant occupancy. Interest income remained comparable, only decreasing $150, from 1997 to 1998.

The Partnership's overall costs and expenses decreased in 1998 as compared to 1997. Total expenses decreased from $593,093 in 1997 to $572,424 in 1998, a $20,669 (3%) decrease. Interest expense increased $14,201 (10%) as a result of an additional month of mortgage interest expense being accrued in 1998 as compared to 1997. Depreciation and amortization expense remained consistent between 1997 and 1998. Operating expenses decreased $40,805 (17%) as a result of a decrease in salaries and payroll, utilities and consulting expenses, primarily attributed to the change in the 187 Calle Magdalena property. General and administrative costs increased $4,653 (9%) due to higher fees.

Net income in 1998 decreased by $53,501 (26%) compared to net income in 1997. On an operating cash flow basis (net income plus depreciation expense) the Partnership realized $315,185 in 1998, as compared to $367,404 in 1997.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

RESULTS OF OPERATIONS - 1997 VS. 1996

Operations for the year ended December 31, 1997 reflect an entire period of operations for the four properties owned and operated by the Partnership.

Rental revenue increased $78,845 (11%) from 1996 to 1997, due to increased occupancy of the Santa Fe Business Park Building, and the Shaw Villa Shopping Center. Interest income increased $1,325 (15%) during 1997 as compared to 1996 due primarily to a large amount of funds held from approximately July 1, to December 31, 1997 as a result of the Partnership electing to pay distributions semi-annually instead of quarterly.

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

Net income for 1997 was $25,348 (14%) higher than in 1996. This increase can be attributed to increased occupancy at the Santa Fe Business Properties and the Shaw Villa Shopping Center Property. On an operating cash flow basis (net income plus depreciation expense) the Partnership realized $367,404 in 1997, compared to $307,360 in 1996. This $60,044 (20%) increase is primarily due to the increased occupancy at the Santa Fe Business Park Building and the Shaw Villa Shopping Center.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1998, the Partnership made distributions to the limited partners and the general partners totaling $286,545 of which $28,640 constituted a return of capital. Distributions of $286,545 compared favorably to the $315,185 in cash generated from property operations (net income plus depreciation expense). On February 12, 1999, the Partnership made a distribution to limited partners totaling $153,730 or $20.50 per limited partnership unit. Additionally, the partnership distributed $17,800 to the minority interest partner during the year ended December 31, 1998. Distributions are determined by management based on cash flow and the liquidity position of the Partnership. It is the intention of management to make semi-annually distributions of cash, subject to the maintenance of reasonable reserves.

The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998, respectively. This change permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

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

The third factor relates to life cycle. The Partnership completed its funding, acquisition and operating stages of properties in previous years. Thus, the Partnership is in the disposition stage. As part of the disposition stage, the Partnership has attempted to list each property for sale. Additionally, subsequent to year-end the Partnership sold the two properties located in Encinitas, California to unaffiliated buyers for sales price of $775,000 and $900,000, respectively. The proceeds from these property sales were distributed to the limited and general partners in March 1999 in accordance with the Partnership Agreement.

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

During the year ended December 31, 1998, the General Partner earned partnership management fees of $28,654. Subsequent to year-end, the General Partner received a partnership management fee of $17,681. Partnership management fees were paid and calculated in accordance with the partnership agreement.

Slowdowns in the economy, inflation and changing prices have had a nominal effect on the Partnership's revenues and income from continuing operations. During the thirteen years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several lease clauses with its tenants that will help alleviate much of the negative impact of inflation. Among these are:

        A. Triple net leases at the Shaw Villa Shopping Center and Pacific Bell Building which give the Partnership an ability to pass on higher operating costs to its tenants.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

CASH FLOWS 1998 VS. 1997

Cash and cash equivalents decreased $29,892 for the year ended December 31, 1998 compared to a $81,228 increase for the year ended December 31, 1997. The decrease in cash resources is primarily due to the increase in distributions to the limited partners and the general partners in 1998 as compared to 1997. Cash provided from operating activities increased by $312,922 during 1998 with the largest contributor being a $315,185 in cash basis net income. In contrast, during 1997, cash provided by operating activities increased $384,184 with the largest contributor being $367,404 in cash basis net income. Investing activities resulted in a $7,850 decrease in cash during 1998 due to improvements made to 187 Calle Magdalena property. In contrast, 1997 investing activities decreased $20,980 due to tenant improvements relating to the Shaw Villa Shopping Center property. Cash from financing activities decreased $334,964 in 1998 due to $304,345 being distributed to limited, general and minority partners and $30,619 used as payment on the note payable. In contrast, cash provided by financing activities decreased $281,976 in 1997 due to $254,011 being distributed to the limited, general and minority interest partners and $27,965 used as payment on the note payable.

CASH FLOWS 1997 VS. 1996

Cash and cash equivalents increased $81,228 for the year ended December 31, 1997 compared to a $103,113 increase for the year ended December 31, 1996. The continued increase in cash resources is primarily due to increased occupancy at the Santa Fe Business Park and Shaw Villa Shopping Center properties and due to the Partnership paying distributions semi-annually instead of quarterly beginning with the first payment on February 6, 1998. Cash provided from operating activities increased by $384,184 during 1997 with the largest contributor being $367,404 in cash basis net income. In contrast, during 1996 cash provided by operating activities increased $293,801 with the largest contributor being $307,360 in cash basis net income. Investing activities resulted in a $20,980 decrease in cash during 1997 due to tenant improvements relating to the Shaw Villa Shopping Center. In contrast, 1996 investing activities decreased $195,740 due to tenant improvements relating to the Shaw Villa Shopping Center property. Cash from financing activities decreased $281,976 in 1997 due to $254,011 being distributed to the limited, general and minority interest partners and $27,965 used as payments on notes payable. In contrast, cash provided by financing activities increased $5,052 during 1996 due to $271,832 in proceeds received from the refinancing of the Shaw Villa Shopping Center construction loan, offset by $266,780 being distributed to the limited, general and minority interest partners.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Partnership does not expect adoption to have any effect on its financial position, results of operations and cash flows.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

IMPACT OF YEAR 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The General Partner relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and shareholder servicing), and embedded computer chips, networks and telecommunications equipment and end products. The General Partner also relies, directly and indirectly, on external systems of business enterprises such as its advisor, lessees, suppliers, creditors, financial organizations, and of governmental entities for accurate exchange of data. The General Partner's current estimate is that the costs associated with the year 2000 issue will not have a material adverse effect on the results of operations or financial position of the General Partner. However, despite the General Partner's efforts to address the year 2000 impact on its internal systems, the General Partner may not have fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the General Partner are not materially affected by the year 2000 issue, the General Partner could be affected through disruption in the operations of the enterprises with which the General Partner interacts.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           PAGE
Report of Independent Certified Public Accountants ...........................13

Consolidated Balance Sheets - December 31, 1998 and 1997 .....................14

        Consolidated Statements of Income for the years ended
               December 31, 1998, 1997 and 1996 ..............................15

        Consolidated Statements of Partners' Equity for the years ended
               December 31, 1998, 1997 and 1996...............................16

        Consolidated Statements of Cash Flows for the years ended
               December 31, 1998, 1997 and 1996 ..............................17

Summary of Accounting Policies ............................................18-19

Notes to Consolidated Financial Statements ................................20-23

        Financial Statement Schedules
               Schedule III-Real Estate and Accumulated Depreciation .........28
               Schedule IV-Mortgage Loan on Real Estate ......................29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Associated Planners Realty Fund
(a California Limited Partnership)
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, as of December 31, 1998 and 1997 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, all of the Partnership's remaining properties are held for sale as of December 31, 1998. The General Partner plans to liquidate the Partnership after the final property is sold. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules presents fairly, in all material respects, the information set forth therein.


                                             BDO SEIDMAN, LLP

Los Angeles, California
January 22, 1999

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEETS


December 31,                                                      1998            1997
------------------------------------------------------------------------------------------
ASSETS

Rental real estate held for sale, less accumulated
  depreciation (Notes 2 and 8)                                  $5,606,662      $5,765,095
Cash and cash equivalents                                          257,749         287,641
Other assets                                                        42,494          39,812
------------------------------------------------------------------------------------------

Total assets                                                    $5,906,905      $6,092,548
==========================================================================================

LIABILITIES AND PARTNERS' EQUITY

 LIABILITIES
  Accounts payable:
    Trade                                                       $   10,914      $   16,152
    Related party (Note 5(d))                                       14,425          13,375
  Notes payable (Note 3)                                         1,439,198       1,469,817
  Security deposits and prepaid rent                                30,020          32,254
------------------------------------------------------------------------------------------

Total liabilities                                                1,494,557       1,531,598
------------------------------------------------------------------------------------------

MINORITY INTEREST                                                  193,782         204,741

Contingencies (Note 8)

PARTNERS' EQUITY (Notes 6 and 7):
  Limited partners:
    $1,000 stated value per unit - authorized 7,500 units;
      issued and outstanding 7,499                               4,164,156       4,303,000
  General partner                                                   54,410          53,209
------------------------------------------------------------------------------------------

Total partners' equity                                           4,218,566       4,356,209
------------------------------------------------------------------------------------------

Total liabilities and partners' equity                          $5,906,905      $6,092,548
==========================================================================================

              See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        CONSOLIDATED STATEMENTS OF INCOME


Years ended December 31,                                1998            1997            1996
-----------------------------------------------------------------------------------------------
REVENUES
  Rental (Notes 2 and 4)                              $ 718,011       $ 792,222       $ 713,377
  Interest                                               10,156          10,306           8,981
-----------------------------------------------------------------------------------------------

                                                        728,167         802,528         722,358
-----------------------------------------------------------------------------------------------

COST AND EXPENSES
  Operating (Note 5)                                    201,926         242,731         271,514
  General and administrative (Note 5)                    54,863          50,210          59,049
  Depreciation and amortization                         166,283         165,001         130,305
  Interest expense                                      149,352         135,151         100,420
-----------------------------------------------------------------------------------------------

                                                        572,424         593,093         561,288
-----------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                  155,743         209,435         161,070

MINORITY INTEREST IN NET LOSS (INCOME) OF JOINT
  VENTURES (Note 5 (c))                                  (6,841)         (7,032)         15,985
-----------------------------------------------------------------------------------------------

NET INCOME                                            $ 148,902       $ 202,403       $ 177,055
===============================================================================================

NET INCOME PER LIMITED PARTNERSHIP UNIT (Note 6)      $   15.88       $   22.31       $   19.69
===============================================================================================

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                             Limited Partners
                                        ----------------------------         General
                                           Units           Amount            Partner             Total
--------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1996                      7,499      $ 4,133,882       $   344,386       $ 4,478,268

  Net income for the year                        --          147,622            29,433           177,055
  Distribution to limited partners (Note 6)      --         (236,894)               --          (236,894)
  Distribution to general partners               --               --           (26,321)          (26,321)
  Reallocation of capital (Note 7)               --          305,548          (305,548)               --
--------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996                    7,499        4,350,158            41,950         4,392,108

  Net income for the year                        --          167,313            35,090           202,403
  Distribution to limited partners (Note 6)      --         (214,471)               --          (214,471)
  Distribution to general partners               --               --           (23,831)          (23,831)
--------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1997                    7,499        4,303,000            53,209         4,356,209

  Net income for the year                        --          119,047            29,855           148,902
  Distribution to limited partners (Note 6)      --         (257,891)               --          (257,891)
  Distribution to general partners               --               --           (28,654)          (28,654)
--------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998                    7,499      $ 4,164,156       $    54,410       $ 4,218,566
========================================================================================================

               See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,                                               1998              1997              1996
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $   148,902       $   202,403       $   177,055
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                      166,283           165,001           130,305
    Minority interest in net (loss) income                               6,841             7,032           (15,985)
    Increase (decrease) from changes in operating assets and
     liabilities:
      Other assets                                                      (2,682)           (8,726)           33,003
      Accounts payable - trade                                          (5,238)           11,163             2,621
      Accounts payable - related party                                   1,050             6,481           (19,774)
      Security deposits and prepaid rent                                (2,234)              830           (13,424)
------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                              312,922           384,184           293,801
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Rental real estate improvements                                       (7,850)          (20,980)         (195,740)
------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                   (7,850)          (20,980)         (195,740)
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from refinancing construction loan                               --                --           271,832
  Distributions to limited partners                                   (257,891)         (214,471)         (236,894)
  Distributions to general partners                                    (28,654)          (23,831)          (26,321)
  Distributions to minority interest                                   (17,800)          (15,709)           (3,565)
  Payments on notes payable                                            (30,619)          (27,965)               --
------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                   (334,964)         (281,976)            5,052
------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (29,892)           81,228           103,113

CASH AND CASH EQUIVALENTS, beginning of year                           287,641           206,413           103,300
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                             $   257,749       $   287,641       $   206,413
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
  Construction loan extinguishment                                          --                --         1,225,950
  Notes payable origination                                        $        --       $        --       $ 1,497,782
  Cash paid for interest                                           $   138,438       $   135,151       $   100,420
==================================================================================================================

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

RENTAL REAL ESTATE AND DEPRECIATION

Assets are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 5 to 35 years.

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the carrying amount to determine if a write-down to market value is required.

RENTAL INCOME

Rental revenue is recognized on a straight-line basis to the extent that rental revenue is deemed collectible and collection is probable.

STATEMENTS OF CASH FLOWS

For the purposes of the statements of cash flows, the Partnership considers cash in the bank and all highly liquid investments purchased with original maturities of three months or less, to be cash and cash equivalents.

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

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES


NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the limited partners share of net income by the weighted average number of limited partnership units outstanding for the period.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," issued by the Financial Accounting Standards Board is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Partnership does not expect adoption to have any effect on its financial position, results of operations and cash flows.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--NATURE OF PARTNERSHIP

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

NOTE 2--RENTAL REAL ESTATE

The Partnership currently has interests in the following four rental real estate properties of which two are wholly-owned and two are jointly owned by the Partnership (81.2%) and an affiliate (18.8%):

 Location (Property Name)               Date Purchased                Cost
 -------------------------------------------------------------------------------
 Encinitas, California (179 Calle       December 31, 1986         $  705,918
 Magdelena)
 Encinitas, California (187 Calle       December 31, 1986            861,410
 Magdelena)
 Clovis, California                     January 23, 1987           2,854,221
 Simi Valley, California                November 12, 1987          2,616,523

The major categories of property are:

  December 31,                         1998            1997
  -------------------------------------------------------------
  Land                               $2,361,894      $2,361,894
  Buildings and improvements          4,629,518       4,621,668
  Furniture and fixtures                 46,660          46,660
  -------------------------------------------------------------

                                      7,038,072       7,030,222
  Less accumulated depreciation       1,431,410       1,265,127
  -------------------------------------------------------------

  Rental real estate, net            $5,606,662      $5,765,095
  =============================================================

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

          Three tenants accounted for 20%, 14%, and 11% in 1998;
          Four tenants accounted for 41%, 22%, 18% and 13% in 1997; Two tenants accounted for 34% and 18% in 1996.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--NOTES PAYABLE

In October 1996, the Partnership obtained permanent financing secured by a first deed of trust from a major insurance company to replace the construction loan on Shaw Villa Shopping Center. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five year Treasury Note yield for the seventh week prior to the adjustment date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal, interest and property taxes of $14,919. The note payable balance is $1,439,198 and $1,469,817 at December 31, 1998 and 1997.

The carrying amount of the loan is a reasonable estimate of fair value because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at December 31, 1998 are as follows:

 Years ending December 31,                                          Amount
 ------------------------------------------------------------------------------
            1999                                                 $    33,524
            2000                                                      36,705
            2001                                                      40,187
            2002                                                      44,002
            2003                                                      48,177
            Thereafter                                             1,236,603
 ------------------------------------------------------------------------------

            Total                                                $ 1,439,198
 ==============================================================================

NOTE 4--FUTURE MINIMUM RENTAL INCOME

As of December 31, 1998, future minimum rental income under existing leases, excluding month to month rental agreements, that have remaining noncancelable terms in excess of one year are as follows:

 Years ending December 31,                                           Amount
 -------------------------------------------------------------------------------
            1999                                                  $   293,469
            2000                                                      250,151
            2001                                                      212,197
            2002                                                      171,397
            2003                                                      171,581
            Thereafter                                              1,011,542
 -------------------------------------------------------------------------------

            Total                                                 $ 2,110,337
 ===============================================================================

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--RELATED PARTY TRANSACTIONS

(a) In accordance with the partnership agreement, compensation earned by or services reimbursed to the General Partner consisted of the following:

  Year ended December 31,           1998         1997         1996
  ------------------------------------------------------------------
  Partnership management fees      $28,654      $23,831      $26,321
  Administrative services:
    Data processing                  4,800        4,740        4,802
    Postage                          2,500        2,520        2,625
    Investor processing              1,875        1,850        1,869
    Investor Communications          1,475        1,575        1,333
    Duplication                        900          915          923
    Miscellaneous                      450          400          448
  ------------------------------------------------------------------
                                   $40,654      $35,831      $38,321
  ==================================================================

(b) Property management fees to West Coast Realty Management, Inc. ("WCRM"), an affiliate of the General Partner, were $36,671, $39,593 and $35,501 for 1998, 1997 and 1996.

(c) Distributions of $17,800, $15,709 and $3,565 for 1998, 1997 and 1996 were made to an affiliate in connection with the minority interest. The minority interest in net (loss) income was $6,841, $7,032 and $(15,985) for 1998, 1997 and 1996.

(d) Related party accounts payable are as follows:

   December 31,                            1998         1997
  ------------------------------------------------------------
  West Coast Realty Advisors, Inc.        $ 3,000      $ 3,000
  West Coast Realty Management, Inc.       11,425       10,375
  ------------------------------------------------------------

                                          $14,425      $13,375
  ============================================================

NOTE 6--NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                                    Outstanding        Amount
 Record Date Distribution              Units          Per Unit         Total
 -----------------------------------------------------------------------------
  June 30, 1998                          7,499           14.00        $104,986
  December 31, 1997                      7,499           20.39         152,905
                                                                      --------
  Total                                                               $257,891
                                                                      ========

  June 30, 1997                          7,499        $  10.20        $ 76,489
  March 31, 1997                         7,499            9.20          68,991
  December 31, 1996                      7,499            9.20          68,991
                                                                      --------

  Total                                                               $214,471
                                                                      ========

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST
(CONTINUED)

                                    Outstanding       Amount
 Record Date Distribution              Units          Per Unit         Total
 -----------------------------------------------------------------------------
  September 30, 1996                     7,499        $   8.15        $ 61,117
  June 30, 1996                          7,499            8.15          61,117
  March 31, 1996                         7,499            8.15          61,117
  December 31, 1995                      7,499            7.14          53,543
                                                                      --------

  Total                                                               $236,894
                                                                      ========

In the second half of 1997, the Partnership began paying distributions on a semi-annual basis. This change permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

NOTE 7--REALLOCATION OF PARTNER BALANCES

Per the provisions of Section 11.1(V)(ii) of the Partnership Agreement, the General Partner determined that action was necessary to "cure the ambiguities" within the Agreement. The ambiguity involved the treatment of the partnership management fee, being paid to the General Partner, as an expense of the Partnership, as opposed to a general partner withdrawal of capital. It was determined that the partnership management fees shall be treated as a withdrawal of capital in 1996 and beyond with a retroactive reallocation of capital for partnership management fees paid prior to 1996. In order to properly reflect the allocation, a transfer of $305,548 was made from the General Partner's capital account to the Limited Partners capital account during the quarter ended March 31, 1996.

NOTE 8--LIQUIDATION OF PARTNERSHIP

At December 31, 1998, all of the Partnership's remaining properties are being held for sale. Two of the properties was sold during January 1999 (see Note 9). The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining properties will be sold and the Partnership will be liquidated during 1999. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

NOTE 9--SUBSEQUENT EVENT

(a) The two office buildings located in Encinitas, California (179 and 187 Calle Magdalena) were sold to unaffiliated buyers during January 1999 at a sales price of $775,000 and $900,000, respectively. The net proceeds received from the sale equaled $576,977 and $670,698, respectively, which was distributed to the limited partners and the General Partner in accordance with the terms of the Partnership Agreement. The Partnership also recognized a gain of $193,886 and $186,963, respectively from the sale.

(b) On February 12, 1999, the Partnership distributed $153,730 to the unit holders of record as of December 31, 1998. This represented the property operating results for the six months ending December 31, 1998.

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

WEST COAST REALTY ADVISORS, INC.

        West Coast Realty Advisors, Inc. ("WCRA") is a California corporation formed on May 10, 1983 for the purpose of structuring real estate programs and to act as general partner of such programs. It is a subsidiary of Associated Financial Group, Inc.

        PHILIP N. GAINSBOROUGH (Born 1938) is Chairman and a Director of West Coast Realty Advisors, Inc. Mr. Gainsborough is also currently the President of Associated Financial Group, Inc., Associated Securities Corp., Associated Planners Insurance Services, Inc., and Associated Planners Investment Advisory, Inc. In addition, from January 1981 to the present, he has served as President of Gainsborough Financial Consultants, Inc., a financial planning firm located in Los Angeles, California. From January 1981 to December 1982, Mr. Gainsborough served as a Registered Principal of Private Ledger Financial Services, Inc. From January 1977 to December 1980, he was employed by E.F. Hutton & Co. as a Registered Representative.

        W. THOMAS MAUDLIN, JR. (Born 1936) is a Director and President of West Coast Realty Advisors, Inc. ("WCRA"). Mr. Maudlin has been active in the real estate area for over 30 years, serving as co-developer of high-rise office buildings and condominiums. He has structured transactions for syndicators in apartment housing, including sale leasebacks, all-inclusive trust deeds, buying and restructuring transactions to suit a particular buyer, and as a buyer acting as a principal. Mr. Maudlin was co-developer of the Gateway Los Angeles office building, a 165,000 square foot, fourteen-story office building located in West Los Angeles. From 1980 to 1985, in partnership with the Muller Company, he developed eleven acres in San Bernardino which included a 42,000 square-foot office building, a six-plex movie theater and two restaurants. From 1980 to 1985, Mr. Maudlin was involved in building a 134-unit condominium development in San Bernardino, California, a shopping center, and a restaurant in Ventura. He is a graduate of the University of Southern California.

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

        JOHN R. LINDSEY, (Born 1946) serves as Senior Vice President/Treasurer. He is responsible for all facets of financial management of the Associated Financial Group. Previously, Mr. Lindsey was a consultant specializing in financial services, worked for a large financial institution and performed audits and consulting assignments for Price Waterhouse. He is a Certified Public Accountant and a member of the California Society of CPAs and the American Institute of CPAs. He received a BS in Business Administration and Accounting from the University of Southern California in 1968.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Registrant was organized in November 1985 as a California Limited Partnership. Its General Partner is WCRA. The Registrant has no executive officers or directors. Philip N. Gainsborough, an officer of the General Partner, made an original limited partnership contribution to the Partnership in November 1985, which was subsequently paid back to him in March 1988 when the Partnership met its minimum funding requirement. The General Partner and its affiliates are entitled to compensation from the Partnership for the following services rendered:

        1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash from operations. For the year ended December 31, 1998, the amount paid the General Partner was $28,654. In addition, the General Partner is entitled to reimbursement for certain public offering expenses, the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. For the year ended December 31, 1998, the Partnership reimbursed $12,000 to the General Partner for these expenditures.

        2. For property management services, the General Partner engaged WCRM an affiliate of the General Partner. For the year ended December 31, 1998, WCRM earned property management fees of $36,671 from the Partnership. On December 31, 1998, the Partnership was indebted to WCRM for $11,425, which was paid subsequent to year-end.

        3. The General Partner received a 10% allocation of net income before depreciation and amortization and 1% of depreciation. For the year ended December 31, 1998 this resulted in a $31,518 allocation of net income before depreciation and a $1,663 allocation of depreciation or a net income allocation of $29,855.

        4. In connection with the joint venture in the Santa Fe Business Park properties, the Partnership made distributions totaling $17,800 to Prado Land Company, an affiliate of the General Partner's President, during the year ended December 31, 1998. For the year ended December 31, 1998, Prado Land Company was allocated $6,841 of net income for its minority interest in the joint venture's earnings.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.     FINANCIAL STATEMENTS

               The following financial statements of Associated Planners Realty Income Fund, a California Limited Partnership, are included in
               PART II, ITEM 8:

                                                                                  PAGE
               Report of Independent Certified Public Accountants ...................13

               Consolidated Balance Sheets - December 31, 1998 and 1997 .............14

               Consolidated Statements of Income for the years ended
                    December 31, 1998, 1997 and 1996 ................................15

               Consolidated Statements of Partners' Equity for the years ended
                    December 31, 1998, 1997 and 1996.................................16

               Consolidated Statements of Cash Flows for the years ended
                    December 31, 1998, 1997 and 1996 ................................17

               Summary of Accounting Policies ....................................18-19

               Notes to Consolidated Financial Statements ........................20-23

        2.     FINANCIAL STATEMENT SCHEDULES

               Schedule III--Real Estate and Accumulated Depreciation ...............28

               Schedule IV--Mortgage Loan on Real Estate.............................29

               All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(b)     REPORTS ON FORM 8-K

        NONE

(c)     EXHIBITS

        NONE

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                               DECEMBER 31, 1998

INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS



                                                                    Cost           Gross Amount at which
                                          Initial Cost           Capitalized    Carried at Close of Period
                                  ----------------------------  Subsequent to  ----------------------------
                                                 Building and    Acquisition                  Building and
Description        Emcumbrances       Land       Improvements   Improvements       Land       Improvements
--------------------------------------------------------------  -------------------------------------------
Santa Fe
Business Park
Encinitas, CA       $       --     $  726,827     $  798,427     $   34,224     $  729,928     $  837,400

Shaw Villa
Shopping Center
Clovis, CA           1,439,198        657,924        551,066      1,645,231        878,646      1,975,575

Pacific Bell
Office Building
Simi Valley, CA             --        753,320      1,863,203             --        753,320      1,863,203
-----------------------------------------------------------------------------------------------------------

Total               $1,439,198     $2,138,071     $3,212,696     $1,679,455     $2,361,894     $4,676,178
===========================================================================================================


                                                                                Life (Years)
                                                                                  on which
                                                                                Depreciation
                                                                                 is Computed
                                                       Year                     --------------
                        Total       Accumulated     Construction      Date       Building and
Description              Cost       Depreciation     Completed      Acquired     Improvements
----------------------------------------------------------------------------------------------
Santa Fe
Business Park
Encinitas, CA         $1,567,328     $  473,538           1982          12-86           5-19

Shaw Villa
Shopping Center
Clovis, CA             2,854,221        341,417           1978           1-87        31.5-40

Pacific Bell
Office Building
Simi Valley, CA        2,616,523        616,455           1986          11-87        31.5-40
----------------------------------------------------------------------------------------------

Total                 $7,038,072     $1,431,410
===============================================

A reconciliation of accumulated depreciation for the        A reconciliation of cost for the years ending
years ending December 31, 1996, 1997 and 1998 follows:      December 31, 1996, 1997 and 1998 follows:


Balance at January 1, 1996          $  969,820              Balance at January 1, 1996          $6,813,502
1996 Depreciation                      130,306              1996 Additions                         195,740
                                    ----------                                                  ----------

Balance at December 31, 1996         1,100,126              Balance at December 31, 1996         7,009,242
1997 Depreciation                      165,001              1997 Additions                          20,980
                                    ----------                                                  ----------

Balance at December 31, 1997         1,265,127              Balance at December 31, 1997         7,030,222
1998 Depreciation                      166,283              1998 Additions                           7,850
                                    ----------                                                  ----------

Balance at December 31, 1998        $1,431,410              Balance at December 31, 1998        $7,038,072
                                    ==========                                                  ==========

SCHEDULE IV - MORTGAGE LOAN ON REAL ESTATE                     DECEMBER 31, 1998

INFORMATION REQUIRED BY RULE 12-29 IS AS FOLLOWS

                              Final             Period                                           Delinquent
                   Interest  Maturity           Payment        Prior     Face       Carrying      Principal/
Description          Rate     Date               Terms         Liens    Amount       Amount       Interest
------------------------------------------------------------------------------------------------------------
                                           Monthly Principal
                                               & Interest
                                               Payments:
Shaw Villa                                   Amortized over
Shopping Center -    9.1%    11/1/2006          20 years;       None    $1,500,000   $1,439,198    None
Clovis, CA                                      Balloon
                                           Payment @ Maturity
------------------------------------------------------------------------------------------------------------

A reconciliation of mortgage loan payable for the years ended December 31, 1996, 1997 and 1998 as follows:

Balance at January 1, 1996                                          $ 1,225,950
1996 Additions                                                        1,500,000
1996 Paydowns                                                        (1,228,168)
                                                                    -----------

Balance at December 31, 1996                                          1,497,782
1997 Paydowns                                                           (27,965)
                                                                    -----------

Balance at December 31, 1997                                          1,469,817
1998 Paydowns                                                           (30,619)
                                                                    -----------

Balance at December 31, 1998                                        $ 1,439,198
                                                                    ===========

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


                         ASSOCIATED PLANNERS REALTY FUND
                        A California Limited Partnership
                                  (Registrant)


                                             /s/ W. THOMAS MAUDLIN Jr.
                                        ---------------------------------------
                                                 W. THOMAS MAUDLIN JR.

                                                  (A General Partner)


                                        By:   WEST COAST REALTY ADVISORS, INC.
                                                    (A General Partner)

                                               /s/ JOHN R. LINDSEY
                                        ----------------------------------------
                                                   JOHN R. LINDSEY
                                              (Vice President/Treasurer)



Date:  March 30, 1999