Form 10-Q
period 1999-03-31
ASSOCIATED PLANNERS REALTY FUND
filed 1999-05-17
CIK 785791

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          (Mark One)
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 1999


                                       OR


             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from _____________ to _____________


                         Commission file number 0-16805


                         ASSOCIATED PLANNERS REALTY FUND
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               CALIFORNIA                              95-4036980
     ---------------------------------            ---------------------
      (State or other Jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)


                        5933 W. CENTURY BLVD., SUITE 900
                          LOS ANGELES, CALIFORNIA 90045
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (310) 670-0800
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              -------     -------

PART 1. FINANCIAL INFORMATION


                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


==========================================================================================
                                                       MARCH 31, 1999    December 31, 1998
                                                         (UNAUDITED)         (Audited)
------------------------------------------------------------------------------------------
ASSETS
Rental real estate held for sale, less accumulated
   depreciation (Note 2)                                  $4,481,023        $5,606,662
Cash and cash equivalents                                      1,333           257,749
Other assets                                                  29,997            42,494
------------------------------------------------------------------------------------------
TOTAL ASSETS                                              $4,512,353        $5,906,905
==========================================================================================

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                               $    9,837        $   10,914
      Related party (Note 4)                                  10,569            14,425
   Notes payable (Note 3)                                  1,431,100         1,439,198
   Security deposits and prepaid rent                         26,013            30,020
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                          1,477,519         1,494,557

Minority interest                                                 --           193,782

PARTNERS' EQUITY (NOTES 5 AND 6)
  Limited partners:
    $1,000 stated value per unit - authorized
    7,500 units; issued and outstanding 7,499              2,953,167         4,164,156
  General partner                                             81,667            54,410
------------------------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY                                     3,034,834         4,218,566
------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $4,512,353        $5,906,905
==========================================================================================


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                                  LIMITED PARTNERS
                                                                --------------------     GENERAL
                                                   TOTAL        UNITS      AMOUNT        PARTNER
                                                -----------     -----    -----------     -------
BALANCE AT DECEMBER 31, 1998                    $ 4,218,566     7,499    $ 4,164,156     $54,410

Net income                                          414,720        --        370,382      44,338

Distributions to limited partners                (1,581,371)       --     (1,581,371)         --

Distributions to general partner (Note 4(a))        (17,081)       --             --     (17,081)
                                                -----------     -----    -----------     -------

BALANCE AT MARCH 31, 1999                       $ 3,034,834     7,499    $ 2,953,167     $81,667
                                                ===========     =====    ===========     =======


                        THREE MONTHS ENDED MARCH 31, 1998
                                   (UNAUDITED)


                                                                 LIMITED PARTNERS
                                                                --------------------     GENERAL
                                                   TOTAL        UNITS      AMOUNT        PARTNER
                                                -----------     -----    -----------     -------
BALANCE AT DECEMBER 31, 1997                    $ 4,356,209     7,499    $ 4,303,000     $53,209

Net income                                          (10,172)       --        (12,873)      2,701

Distributions to limited partners                  (152,905)       --       (152,905)         --

Distributions to general partner (Note 4(a))        (16,989)       --             --     (16,989)
                                                -----------     -----    -----------     -------

BALANCE AT MARCH 31, 1998                       $ 4,176,143     7,499    $ 4,137,222     $38,921
                                                ===========     =====    ===========     =======


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME


=================================================================================
                                                    THREE MONTHS    Three Months
                                                        ENDED           Ended
                                                   MARCH 31, 1999  March 31, 1998
                                                     (UNAUDITED)     (Unaudited)
---------------------------------------------------------------------------------
REVENUES
   Rental (Note 2)                                     $150,464       $ 166,154
   Gain on sale of property (Note 2)                    380,849              --
   Interest                                              13,251           2,807
---------------------------------------------------------------------------------

                                                        544,564         168,961
---------------------------------------------------------------------------------
COSTS AND EXPENSES
   Operating                                             39,186          56,002
   Property taxes                                        10,626          15,237
   Property management fees (Note 4 (c))                  7,569           7,145
   General and administrative                            18,849          14,412
   Depreciation and amortization                         31,847          41,308
   Interest expense (Note 3)                             21,767          39,323
---------------------------------------------------------------------------------

                                                        129,844         173,427
---------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                  414,720          (4,466)

Minority interest in net loss (income)
of  joint ventures                                           --           5,706
---------------------------------------------------------------------------------

NET INCOME (LOSS)                                      $414,720       $ (10,172)
=================================================================================

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
UNIT (Note 5)                                          $  49.39       $   (1.72)
=================================================================================


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                 THREE MONTHS     Three Months
                                                                     ENDED            Ended
                                                                MARCH 31, 1999   March 31, 1998
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (UNAUDITED)      (Unaudited)
                                                                --------------   --------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $   414,720       $ (10,172)
Adjustments to reconcile net income to
net cash provided by operating activities:
            Depreciation                                               31,847          41,308
            Gain on sale of property                                 (380,849)             --
            Minority interest in net income (loss)                         --          (5,706)
Increase (decrease) from changes in:
            Other assets                                               12,497         (18,478)
            Accounts payable                                           (4,933)          6,988
            Security deposits                                          (4,007)          9,018
                                                                  -----------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              69,275          22,958
                                                                  -----------       ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
            Proceeds from sale of rental real estate                1,283,129              --
                                                                  -----------       ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                           1,283,129              --
                                                                  -----------       ---------

CASH FLOWS (USED IN) FINANCING ACTIVITIES:
            Repayment of notes payable                                 (8,098)         (7,397)
            Distributions to minority interests                        (2,270)         (3,659)
            Distributions to limited partners                      (1,581,371)       (152,905)
            Distributions to general partner                          (17,081)        (16,989)
                                                                  -----------       ---------
NET CASH (USED IN) FINANCING ACTIVITIES                            (1,608,820)       (180,950)
                                                                  -----------       ---------

NET CASH (DECREASE) IN CASH AND CASH EQUIVALENTS                     (256,416)       (157,992)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      257,749         287,641
                                                                  -----------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $     1,333       $ 129,649
                                                                  ===========       =========


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


NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is calculated by dividing the limited partners share of net income by the weighted average number of limited partnership units outstanding for the period.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1998



NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10Q, and do not contain certain information included in the Partnership's audited consolidated financial statements and notes for the fiscal year ended December 31, 1998.

NOTE 2 - RENTAL REAL ESTATE HELD FOR SALE

As of March 31, 1999, the Partnership has interests in the following two rental real estate properties.

Location (Property Name)                             Date Purchased        Cost
==================================================================================
Clovis, California                                   January 23, 1987    2,854,221
Simi Valley, California                              November 12, 1987   2,616,523

                                                          March 31,    December 31,
The major categories of property are:                         1999            1998
==================================================================================
Land                                                    $1,631,966      $2,361,894
Building and Improvements                                3,792,117       4,629,518
Furniture and Fixtures                                      46,660          46,660
----------------------------------------------------------------------------------
                                                         5,470,743       7,038,072
Less accumulated depreciation                              989,720       1,431,410
----------------------------------------------------------------------------------
Net rental real estate held for sale                    $4,481,023      $5,606,662
==================================================================================

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

Two tenants accounted for 52% and 45%, respectively, for the three months ended March 31, 1999;

Three tenants accounted for 48%, 32%, and 11%, respectively, for the three months ended March 31, 1998;

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1998 (CONTINUED)



NOTE 3 - NOTES PAYABLE

In October 1996, the Partnership obtained permanent financing secured by a first deed of trust from a major insurance company to replace the construction loan on Shaw Villa Shopping Center. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five year Treasury Note yield for the seventh week prior to the adjustment date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal, interest and property taxes of $14,919. The note payable balance is $1,431,100 and $1,462,420 at March 31, 1999 and 1998.

The carrying amount of the loan is a reasonable estimate of fair value because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at March 31, 1999 are as follows:

                                                                       AMOUNT
=================================================================================
           1999                                                      $    25,426
           2000                                                           36,705
           2001                                                           40,187
           2002                                                           44,002
           2003                                                           48,177
           Thereafter                                                  1,236,603
--------------------------------------------------------------------------------

           Total                                                     $ 1,431,100
=================================================================================


NOTE 4 - RELATED PARTY TRANSACTIONS

(a) For Partnership management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $17,081 for the quarter ended March 31, 1999 and $16,989 for the quarter ended March 31, 1998. See also Note 6.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended March 31, 1999 and March 31, 1998.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1998 (CONTINUED)



NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

 (c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $7,569 for the quarter ended March 31, 1999, and $7,145 for the quarter ended March 31, 1998.

NOTE 5 - NET INCOME (LOSS) AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income (Loss) per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 1999 and 1998.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                                 Outstanding            Amount               Total
Record Date                         Units              Per Unit           Distribution
=======================================================================================
March 19, 1999                      7,499         $191.03 to $188.52      $ 1,427,641
December 31, 1998                   7,499               $ 20.50               153,730
---------------------------------------------------------------------------------------

Total                                                                     $ 1,581,371
=======================================================================================
June 30, 1998                       7,499               $ 14.00           $   104,986
December 31, 1997                   7,499                 20.39               152,905
---------------------------------------------------------------------------------------

Total                                                                     $   257,891
=======================================================================================

In the second half of 1997, the Partnership began paying distributions on a semi-annual basis. This change has permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1998 (CONTINUED)



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


NOTE 7 - LIQUIDATION OF PARTNERSHIP

At March 31, 1999, all of the Partnership's remaining properties are being held for sale. The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining properties will be sold and the Partnership will be liquidated during 1999. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

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

INTRODUCTION (CONTINUED)

The Partnership is operated by the General Partner subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by West Coast Realty Advisors, Inc., the General Partner.


RESULTS OF OPERATIONS - MARCH 31, 1999 VS. MARCH 31, 1998

Operations for the quarter ended March 31, 1999, reflect an entire period of operations for the Partnership's properties, except for the two properties located in Encinitas, California which were sold in January 1999.

Net income for the quarter ended March 31, 1999 of $414,720 was higher than the net loss for the quarter ended March 31, 1998 of $10,172 due primarily to a $380,849 gain recognized from the sale of the Encinitas, California property.

Rental revenue for the three months ended March 31, 1999 decreased from that for the three months ended March 31, 1998 by $15,690, due to lower rents collected from multi-tenant Santa Fe Business Park Building, as a result of these two properties being sold during January 1999. Interest income increased $10,444 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due to higher cash balances maintained in money market accounts during the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998

Operating expenses decreased $16,816 (30%) as a result of lower common area maintenance charges, utilities and consulting fees during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. General and administrative expenses increased $4,437 (31%) due to higher legal and accounting expenses. Depreciation expense decreased $9,461 (23%) during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 primarily due to the sale of the Encinitas properties during January 1999.

During the quarter ended March 31, 1999, the Partnership distributed $1,598,452 to the general and limited partners and $2,270 to the minority interest partner, as compared to the quarter ended March 31, 1998 when the Partnership distributed $169,894 to the general and limited partners and $3,659 to the minority interest partner. This increase was primarily due to the Partnership selling the two properties located in Encinitas, California in January 1999. Cash basis income for the quarter ended March 31, 1999 was $65,718. This was derived by adding depreciation and amortization expense to net income, less the gain on sale of properties. In contrast, cash basis income for the quarter ended March 31, 1998 was $31,136.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - MARCH 31, 1999 VS. MARCH 31, 1998 (CONTINUED)

Overall the Partnership generated $65,718 in income from operations before depreciation expense of $31,847 and $380,849 gain from the sale of the Encinitas, California properties for the quarter ended March 31, 1999. This compares favorably to the quarter ended March 31, 1997 when cash basis income totaled $31,136 before depreciation expense of $41,308. Net income (loss) per limited partnership unit increased from $(1.72) in 1998 to $49.39 in 1999. The number of limited partnership units outstanding in each quarter was 7,499.


RESULTS OF OPERATIONS - MARCH 31, 1998 VS. MARCH 31, 1997

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

RESULTS OF OPERATIONS - MARCH 31, 1998 VS. MARCH 31, 1997 (CONTINUED)

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


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1998, the Partnership made distributions to the limited partners totaling $1,581,371 of which $1,474,510 constituted a return of capital. This includes a distribution of $1,427,641 from the sale of the two properties located in Encinitas, California, which were sold in January 1999. The remaining distribution of $153,730 or $20.50 per limited partnership unit compares unfavorably to the $190,529 in cash generated from property operations (net income plus depreciation expense). Additionally, the partnership distributed $17,081 to the general partner and $2,270 to the minority interest partner during the quarter ended March 31, 1999.

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

The third factor relates to life cycle. The Partnership completed its funding, acquisition and operating stages of properties in previous years. Thus, the Partnership is in the disposition stage. As part of the disposition stage, the Partnership has attempted to list each property for sale. Additionally, in January 1999 the Partnership sold the two properties located in Encinitas, California to unaffiliated buyers for sales price of $775,000 and $900,000, respectively. The proceeds from these property sales were distributed to the limited and general partners in March 1999 in accordance with the Partnership Agreement.

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

During the quarter ended March 31, 1999, the General Partner earned partnership management fees of $17,081. Partnership management fees were paid and calculated in accordance with the partnership agreement.

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

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The General Partner is attempting to sell the remaining two properties owned by the Partnership. Once the sale of the Shaw Villa Shopping Center and Pacific Bell Building properties are sold, the net proceeds will be distributed to the limited and general partners in accordance with the partnership agreement, and the partnership will then be terminated and dissolved.


CASH FLOWS - MARCH 31, 1999 VS. MARCH 31, 1998

Cash resources decreased $256,416 during the three months ended March 31, 1999 compared to a $157,992 decrease in cash resources for the three months ended March 31, 1998. Cash provided by operating activities increased by $69,275 with the largest contributor being $446,567 in cash basis net income, offset by $380,849, resulting from the gain on the sale of the Encinitas, California, for the three months ended March 31, 1999. In contrast, the three months ended March 31, 1998 provided $22,958 in cash from operating activities due primarily to $31,136 in cash basis net income. The sole source of cash from investing activities during the quarter ended March 31, 1999 was $1,283,129 in proceeds received from the sale of the two properties located in Encinitas, California. In contrast, there were no investing activities during the quarter ended March 31, 1998. For the three months ended March 31, 1999, financing activities used $1,608,820 via distributions to limited, general and minority partners totaling $1,600,722 and repayments on notes payable of $8,098. In contrast, for the three months ended March 31, 1998, financing activities used an additional $180,950 via distributions to these same parties totaling $173,553 and repayments on notes payable of $7,397.


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



                                            ASSOCIATED PLANNERS REALTY FUND
                                           A California Limited Partnership
                                                     (Registrant)



                                         By: WEST COAST REALTY ADVISORS, INC.
                                               A California Corporation,
                                                    General Partner


May 17, 1999                                    /s/ JOHN R. LINDSEY
                                             ---------------------------------
                                                    John R. Lindsey
                                               Vice President/Treasurer



May 17, 1999                                    /s/ W. THOMAS MAUDLIN JR.
                                             ---------------------------------
                                                    W. Thomas Maudlin Jr.
                                                President of General Partner