Form 10-Q
period 1999-06-30
ASSOCIATED PLANNERS REALTY FUND
filed 1999-08-11
CIK 785791

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number 0-16805

                         ASSOCIATED PLANNERS REALTY FUND
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                            95-4039680
(State or other Jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                        5933 W. CENTURY BLVD., 9TH, FLOOR
                          LOS ANGELES, CALIFORNIA 90045
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                 BALANCE SHEETS

================================================================== ============================ ============================
                                                                          JUNE 30, 1999              December 31, 1998
                                                                           (UNAUDITED)                   (Audited)
------------------------------------------------------------------ ---------------------------- ----------------------------
ASSETS
Rental real estate, less accumulated
   depreciation (Note 2)                                                            $4,449,176                   $5,606,662
Cash and cash equivalents                                                               30,032                      257,749
Other assets                                                                            31,755                       42,494
------------------------------------------------------------------ ---------------------------- ----------------------------
TOTAL ASSETS                                                                        $4,510,963                   $5,906,905
================================================================== ============================ ============================

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable
      Trade                                                                         $    1,140                   $   10,914
      Related Party (Note 4)                                                            37,398                       14,425
   Notes payable (Note 3)                                                            1,422,816                    1,439,198
   Security deposits and prepaid rent                                                   13,983                       30,020
------------------------------------------------------------------ ---------------------------- ----------------------------
TOTAL LIABILITIES                                                                    1,475,337                    1,494,557

Minority Interest                                                                                                   193,782

PARTNER'S EQUITY (NOTES 5 AND 6)
  Limited partners:
    $1,000 stated value per unit - authorized
     7,500 units; issued and outstanding 7,499                                       2,963,992                    4,164,156
  General partner                                                                       71,634                       54,410
------------------------------------------------------------------ ---------------------------- ----------------------------
TOTAL PARTNERS' EQUITY                                                               3,035,626                    4,218,566
------------------------------------------------------------------ ---------------------------- ----------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                              $4,510,963                   $5,906,905
================================================================== ============================ ============================

                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                                                 LIMITED PARTNERS
                                                                 ----------------             GENERAL
                                          TOTAL             UNITS            AMOUNT           PARTNER
                                       -----------       -----------      -----------       -----------
BALANCE AT DECEMBER 31, 1998           $ 4,218,566             7,499      $ 4,164,156       $    54,410

Net income                                 429,933              --            381,207            48,726

Distributions to limited partners       (1,581,371)             --         (1,581,371)             --

Distributions to general partner           (31,502)             --               --             (31,502)
                                       -----------       -----------      -----------       -----------

BALANCE AT  JUNE 30, 1999              $ 3,035,626             7,499      $ 2,963,992       $    71,634
                                       ===========       ===========      ===========       ===========


                         SIX MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

                                                                LIMITED PARTNERS
                                                                ----------------              GENERAL
                                         TOTAL              UNITS            AMOUNT           PARTNER
                                       -----------       -----------      -----------       -----------
BALANCE AT DECEMBER 31, 1997             4,356,209             7,499      $ 4,303,000       $    53,209

Net income                                  42,041              --             30,401            11,640

Distributions to limited partners         (152,905)             --           (152,905)             --

Distributions to general partner           (16,989)             --               --             (16,989)
                                       -----------       -----------      -----------       -----------

BALANCE AT  JUNE 30, 1998              $ 4,228,356             7,499      $ 4,180,496       $    47,860
                                       ===========       ===========      ===========       ===========

                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

==================================================================================================
                                        THREE MONTHS     Three Months    SIX MONTHS     Six Months
                                           ENDED            Ended          ENDED          Ended
                                          JUNE 30,         June 30,       JUNE 30,       June 30,
                                           1999             1998           1999           1998
                                        (UNAUDITED)      (Unaudited)    (UNAUDITED)    (Unaudited)
==================================================================================================
REVENUES
   Rental                                 $ 124,586      $ 180,599       $ 275,050      $ 346,753
   Gain on sale of property (Note 2)           --             --           380,849           --
   Interest                                     425          2,149          13,676          4,956
-------------------------------------------------------------------------------------------------

                                            125,011        182,748         669,575        351,709
-------------------------------------------------------------------------------------------------
COSTS AND EXPENSE
   Operating                                 10,962         30,660          40,208         68,338
   Property taxes                            10,350         10,090          20,699         25,327
   Property management fees
      (Note 4 (c))                            6,268          9,076          13,837         16,221
   General and administrative                17,875         28,972          46,943         43,387
   Depreciation and amortization             31,847         41,308          63,693         82,615
   Interest expense (Note 3)                 32,495         33,213          54,262         72,535
-------------------------------------------------------------------------------------------------
                                            109,797        153,319         239,642        308,423
-------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                       15,214         29,429         429,933         43,286

 Minority interest in net loss
(income) of joint ventures                     --           (4,461)           --            1,245
-------------------------------------------------------------------------------------------------

NET INCOME                                $  15,214      $  33,890       $ 429,933      $  42,041
=================================================================================================

NET INCOME PER LIMITED
PARTNERSHIP UNIT (Note 5)                 $    1.44      $    3.57       $   50.83      $    4.05
=================================================================================================


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


=======================================================================  ============== ============
                                                                          SIX MONTHS     Six Months
                                                                            ENDED          Ended
                                                                         JUNE 30, 1999  June 30, 1998
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (UNAUDITED)    (Unaudited)
-----------------------------------------------------------------------  -------------- ------------
CASH FLOW PROVIDED BY OPERATING ACTIVITIES
  Net income                                                             $   429,933    $   42,041
  Adjustments to reconcile net income to
  net cash provided by operating activities:
            Depreciation                                                      63,693        82,615
            Gain on sale of property                                        (380,849)         --
            Minority interest in net income (loss)                              --          (1,245)
  Increase (decrease) from changes in:
            Other assets                                                      10,740       (16,798)
            Accounts payable                                                  13,199        (2,042)
            Security deposits and prepaid rents                              (16,037)        5,726
-----------------------------------------------------------------------  -------------- ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    120,679       110,297
-----------------------------------------------------------------------  -------------- ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
            Proceeds from sale of rental real estate                       1,283,129          --
            Tenant improvement additions                                        --          (7,850)
-----------------------------------------------------------------------  -------------- ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        1,283,129        (7,850)
-----------------------------------------------------------------------  -------------- ------------

CASH FLOWS USED IN FINANCING ACTIVITIES
            Repayment of notes payable                                       (16,382)      (14,963)
            Distribution of minority interest                                 (2,270)       (3,659)
            Distributions to limited partners                             (1,581,371)     (152,905)
            Distributions to general partner                                 (31,502)      (16,989)
-----------------------------------------------------------------------  -----------   -----------
NET CASH USED IN FINANCING ACTIVITIES                                     (1,631,525)     (188,516)
-----------------------------------------------------------------------  -----------   -----------

NET CASH (DECREASE) IN CASH AND CASH EQUIVALENTS                            (227,717)      (86,069)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             257,749       287,641

-----------------------------------------------------------------------  -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    30,032    $  201,572
=======================================================================  ============== ==========

                See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS

Associated Planners Realty Fund (the "Partnership"), a California limited partnership, was formed on November 19, 1985 under the Revised Limited Partnership Act of the State of California. The Partnership was formed to acquire income-producing real property throughout the United States with an emphasis on properties located in California and southwestern states. The Partnership purchased these properties on an all cash basis or on a moderately leveraged basis and intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

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

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1998

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the three and six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Partnership's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

NOTE 2 - RENTAL REAL ESTATE HELD FOR SALE

As of June 30, 1999, the Partnership has interests in the following two rental real estate properties.

Location (Property Name)                                 Date Purchased                         Cost
================================================ ================================ =================================
Clovis, California                                              January 23, 1987                        $2,854,221
Simi Valley, California                                        November 12, 1987                         2,616,522

The major categories of property are:                              June 30, 1999                 December 31, 1998
================================================ ================================ =================================
Land                                                                  $1,631,966                        $2,361,894
Building and Improvements                                              3,792,117                         4,629,518
Furniture and Fixtures                                                    46,660                            46,660
------------------------------------------------ -------------------------------- ---------------------------------
                                                                       5,470,743                         7,038,072
Less accumulated depreciation                                        (1,021,567)                       (1,431,410)
------------------------------------------------ -------------------------------- ---------------------------------
Net rental real estate held for sale                                  $4,449,176                        $5,606,662
================================================ ================================ =================================

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

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                        AND DECEMBER 31, 1998 (CONTINUED)

NOTE 2 - RENTAL REAL ESTATE HELD FOR SALE (CONTINUED)

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

Two tenants accounted for 56% and 42%, respectively, of total rental revenue for the six months ended June 30, 1999;

Four tenants accounted for 41%, 22%, 18% and 13%, respectively, of total rental revenue for the six months ended June 30, 1998;

NOTE 3 - NOTES PAYABLE

In October 1996, the Partnership obtained permanent financing secured by a first deed of trust from a major insurance company to replace the construction loan on the Shaw Villa Shopping Center. The terms of the loan are as follows: Principal
- $1,500,000; Interest Rate of 9.1% fixed for five years, then may be adjusted to the weekly average of the five - year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal and interest of $14,919. The note payable balance is $1,422,816 and $1,454,854 at June 30, 1999 and 1998.

The carrying amount of the loan is a reasonable estimate of fair value of the permanent loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at June 30, 1999 are as follows:

         1999 ..................................                 $17,142
         2000 ..................................                  36,705
         2001 ..................................                  40,187
         2002 ..................................                  44,002
         2003 ..................................                  48,177
         Thereafter ..........................                 1,236,603
                                                              ----------
         Total                                                $1,422,816
                                                              ==========

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                        AND DECEMBER 31, 1998 (CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS

(a) For Partnership management services provided to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $14,421 for the quarter ended June 30, 1999 and $0 for the quarter ended June 30, 1998, and $31,502 for the six months ended June 30, 1999 and $16,989 for the six months ended June 30, 1998.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended June 30, 1999 and June 30, 1998, and $6,000 for the six months ended June 30, 1999 and 1998.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $6,268 for the quarter ended June 30, 1999, and $9,076 for the quarter ended June 30, 1998, and $13,837 for the six months ended June 30, 1999 and $16,221 for the six months ended June 30, 1998.

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

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
                        AND DECEMBER 31, 1998 (CONTINUED)

NOTE 5 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST (CONTINUED)


                                         Outstanding                 Amount                   Total
Record Date                                 Units                   Per Unit               Distribution
=================================== ======================= ========================= =======================
March 19, 1999                              7,499              $191.03 to $188.52          $ 1,427,641
December 31, 1998                           7,499                    $ 20.50                   153,730
----------------------------------- ----------------------- ------------------------- -----------------------

Total                                                                                      $ 1,581,371
=================================== ======================= ========================= =======================
June 30, 1998                               7,499                    $ 14.00               $   104,986
December 31, 1997                           7,499                       20.39                  152,905
----------------------------------- ----------------------- ------------------------- -----------------------

Total                                                                                       $  257,891
=================================== ======================= ========================= =======================

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

NOTE 7 - LIQUIDATION OF PARTNERSHIP

At June 30, 1999, all of the Partnership's remaining properties are being held for sale. The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining properties will be sold and the Partnership will be liquidated during 1999. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

Operations for the six months ended June 30, 1999, reflect an entire period of operations for the Partnership's properties, except for the two properties located in Encinitas, California which were sold in January 1999.

Net income for the six months ended June 30, 1999 of $429,933 was higher than the net income for the six months ended June 30, 1998 of $42,041 due primarily to a $380,849 gain recognized from the sale of the Encinitas, California property.

Rental revenue decreased $71,703 (20.7%) due primarily to the sale of the two properties located in Encinitas, California and the vacancy of the Simi Valley property since May 31, 1999. Interest income increased $8,720 (176.0%) during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 due primarily to a large amount of funds held from approximately January 8, 1999 to March 19, 1999 as a result of proceeds received from the sale of the two properties located in Encinitas, California.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998 (CONTINUED)

Interest expense decreased $18,273 (25.2%) as a result of larger amounts being allocated to principal as the loan on the Shaw Villa Shopping Center approaches maturity. Operating expenses decreased $28,130 (41.2%) from the six months ended June 30, 1998 to June 30, 1999 primarily due to the January 1999 sale of two properties located in Encinitas, California. General and administrative expenses increased $3,556 (8.2%) due to higher legal and accounting expenses, and disposition fees related to the sale of the two Encinitas, California properties. Depreciation expense decreased $18,922 (22.9%) during the six months ended June 30, 1999 compared to the six months ended June 30, 1998 primarily due to the sale of the Encinitas properties during January 1999.

During the six months ended June 30, 1999, the Partnership distributed $1,612,873 to the general and limited partners and $2,270 to the minority interest partner, as compared to the six months ended June 30, 1998 when the Partnership distributed $169,894 to the general and limited partners and $3,659 to the minority interest partner. This increase was primarily due to the Partnership selling the two properties located in Encinitas, California in January 1999. Cash basis income for the six months ended June 30, 1999 was $112,777. This was derived by adding depreciation and amortization expense to net income, less the gain on sale of properties. In contrast, cash basis income for the six months ended June 30, 1998 was $124,656.

Overall the Partnership generated $112,777 in cash basis net income from operations before depreciation expense of $63,693 and $380,849 gain from the sale of the Encinitas, California properties for the six months ended June 30, 1999. In contrast, for the six months ended June 30, 1998, the Partnership generated cash basis net income of $124,656 before depreciation expense of $42,041. Net income per limited partnership unit increased from $4.05 in 1998 to $50.83 in 1999. The weighted average number of limited partnership units outstanding remained unchanged at 7,499.

Operations for the quarter ended June 30, 1999 reflect an entire period of operations for the two remaining properties owned by the Partnership. In contrast, the quarter ended June 30, 1998 reflected operations for the four properties owned for the period. This change can be attributed to the sale in January 1999 of the two properties located in Encinitas, Calfornia.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE 30, 1998

Rental revenue decreased $56,013 (31.0%) due to the sale of the two properties located in Encinitas, California and due to the vacancy of the Simi Valley property since May 31, 1999. Interest income decreased $1,724 (80.2%) during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 due to lower cash balances maintained in money market accounts.

Interest expense decreased $718 (2.2%) as a result of larger amounts being allocated to principal as the loan on the Shaw Villa Shopping Center approaches maturity. Operating expenses decreased $19,698 (64.3%) from the quarter ended June 30, 1998 to June 30, 1999 primarily due to the January 1999 sale of two properties located in Encinitas, California. General and administrative expenses decreased $11,097 (38.3%) due to lower legal and accounting expenses and partnership business insurance expenses during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998. Depreciation expense decreased $9,461 (23.0%) during the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998 primarily due to the sale of the Encinitas properties during January 1999.

During the quarter ended June 30, 1999, the Partnership distributed $14,421 to the general partner, as compared to the quarter months ended June 30, 1998 when the Partnership paid no distributions to the general, limited and minority interest partners. This was primarily due to the Partnership paying distributions on a semi-annual basis. This change has permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

Overall the Partnership generated $47,061 in cash basis net income from operations before depreciation expense of $31,847 for the quarter ended June 30, 1999. In contrast, for the quarter ended June 30, 1998, the Partnership generated cash basis net income of $75,198 before depreciation expense of $41,308. Net income per limited partnership unit decreased from $3.57 in 1998 to $1.44 in 1999. The weighted average number of limited partnership units outstanding remained unchanged at 7,499.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1999 the Partnership made distributions to the general and limited partners totaling $1,612,873, of which approximately $1,506,012 constituted a return of capital, primarily due to the proceeds distributed of $1,427,641 related to the sale of the two properties located in Encinitas, California. The remaining distribution of $153,730 or $20.50 per limited partnership unit compares unfavorably to the $190,529 in cash generated from property operations (net income plus depreciation expense) for the six months ended December 31, 1998 on which such distributions were based. Additionally, the partnership distributed $31,502 to the general partner and $2,270 to the minority interest partner during the six months ended June 30, 1999.

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

The second factor relates to the condition of the Partnership's properties. All Partnership properties are in good condition, except for the Simi Valley property that is vacant as of August 1999. This property may require tenant improvements for a prospective new tenant in the near future. Therefore, the Partnership could withhold payment of all or a portion of distributions, if necessary, in order to rebuild cash reserve balances.

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

During the six months ended June 30, 1999, the General Partner earned partnership management fees of $31,502. Partnership management fees were paid and calculated in accordance with the partnership agreement.

Slowdowns in the economy, inflation and changing prices have had a nominal effect on the Partnership's revenues and income from continuing operations. During the thirteen years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several lease clauses with its tenants that will help alleviate much of the negative impact of inflation. Among these are:

         A. Triple net leases at the Shaw Villa Shopping Center which give the Partnership an ability to pass on higher operating costs to its tenants.

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

CASH FLOWS - SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

Cash and cash equivalents decreased $227,717 for the six months ended June 30, 1999 compared to a $86,069 decrease for the six months ended June 30, 1998. The continued decrease in cash resources is primarily due to distributions in excess of current earnings and the distribution of proceeds from the sale of the two properties located in Encinitas, California. Cash provided from operating activities increased by $120,679 for the six months ended June 30, 1999, with the largest contributor being $366,240 in cash basis net income, offset by $380,849, resulting from the gain on the sale of the Encinitas, California, for the six months ended June 30, 1999. In contrast, during the six months ended June 30, 1998, cash provided from operating activities amounted to $110,297 with the largest contributor being $124,656 in cash basis net income. Investing activities resulted in a $1,283,129 increase in cash resources during the six months ended June 30, 1999 due to proceeds from the sale of the two properties located in Encinitas, California. In contrast, the six months ended June 30, 1998 resulted in a $7,850 decrease in investing activities due to tenant improvements relating to the Santa Fe Business Park property. Cash from financing activities decreased $1,631,525 during the six months ended June 30, 1999 due to $1,615,143 being distributed to the limited, general and minority interest and $16,382 used as payments on notes payable. In contrast, cash used in financing activities for the six months ended June 30, 1998 decreased $188,516 due to $173,553 being distributed to the limited, general and minority interest partners and $14,963 used as payments on notes payable.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                OTHER INFORMATION

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


                                   SIGNATURES


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



                                      ASSOCIATED PLANNERS REALTY FUND
                                      A California Limited Partnership
                                                (Registrant)


                                         By:   WEST COAST REALTY ADVISORS, INC.
                                                  A California Corporation,
                                                      General Partner


August 10, 1999                                  /s/  JOHN R. LINDSEY
                                                 -------------------------
                                                       John R. Lindsey
                                                  Vice President/Treasurer



August 10, 1999                                  /s/ W. THOMAS MAUDLIN JR.
                                                 -------------------------
                                                    W. Thomas Maudlin Jr.
                                                President of General Partner