Form 10-Q
period 1999-09-30
ASSOCIATED PLANNERS REALTY FUND
filed 1999-11-15
CIK 785791

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 1999
                                       OR
   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________to _______________

                         Commission file number 0-16805

                         ASSOCIATED PLANNERS REALTY FUND
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       CALIFORNIA                   95-4039680
            -------------------------------     -------------------
            (State or other Jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)


                        5933 W. CENTURY BLVD. 9TH, FLOOR
                          LOS ANGELES, CALIFORNIA 90045
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 670-0800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         ASSOCIATED PLANNERS REALTY FUND

                                      INDEX

PART I -- FINANCIAL INFORMATION

                                                                           PAGE NO.
                                                                           --------
Item 1. Consolidated Financial Statements

         Balance Sheets --                                                     3
         September 30, 1999 and December 31, 1998

         Statements of Partners' Equity --                                     4
         Nine Months Ended September 30, 1998 and 1999

         Statements of Income --                                               5
         Three Months and Nine Months Ended
         September 30, 1998 and 1999

         Statements of Cash Flows --                                           6
         Nine Months Ended September 30, 1998 and 1999

         Summary of Accounting Policies                                        7

         Notes to Financial Statements                                         9

Item 2. Management's Discussion and Analysis of                               13
         Financial Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21

Item 2.  Changes in Securities                                                21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 5.  Other Information                                                    21

Item 6.  Exhibit and Reports on Form 8-K                                      21

                          PART I. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

----------------------------------------------------------------------------------------------
                                                      SEPTEMBER 30, 1999     December 31, 1998
                                                             (UNAUDITED)
----------------------------------------------------------------------------------------------
ASSETS
Rental real estate, less accumulated
  depreciation (Note 1)                                       $4,417,329            $5,606,662
Cash and cash equivalents                                          8,058               257,749
Other assets                                                      26,841                42,494
----------------------------------------------------------------------------------------------
Total assets                                                  $4,452,228            $5,906,905
==============================================================================================

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
Accounts payable
  Trade                                                       $   11,204            $   10,914
  Related Party (Note 3)                                           6,877                14,425
Notes payable (Note 2)                                         1,414,342             1,439,198
Security deposits and prepaid rent                                26,226                30,020
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                              1,458,649             1,494,557

Minority Interest                                                     --               193,782

PARTNER'S EQUITY (NOTES 4 AND 5)
Limited partners:
  $1,000 stated value per unit - authorized
  7,500 units; issued and outstanding 7,499                    2,923,284             4,164,156
General partner                                                   70,295                54,410
----------------------------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY                                         2,993,579             4,218,566
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND PARTNERS' EQUITY                        $4,452,228            $5,906,905
==============================================================================================

                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                           LIMITED PARTNERS
                                                                     ----------------------------             GENERAL
                                                TOTAL                UNITS               AMOUNT               PARTNER
                                             -----------             -----            -----------             --------
BALANCE AT DECEMBER 31, 1998                 $ 4,218,566             7,499            $ 4,164,156             $ 54,410

Net income                                       387,886                --                340,499               47,387

Distributions to limited partners             (1,581,371)               --             (1,581,371)                  --

Distributions to general partner                 (31,502)               --                     --              (31,502)
                                             -----------             -----            -----------             --------

BALANCE AT SEPTEMBER 30, 1999                $ 2,993,579             7,499            $ 2,923,284             $ 70,295
                                             ===========             =====            ===========             ========


                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  (UNAUDITED)

                                                                           LIMITED PARTNERS
                                                                     ----------------------------             GENERAL
                                                TOTAL                UNITS              AMOUNT                PARTNER
                                             -----------             -----            -----------             --------
BALANCE AT DECEMBER 31, 1997                   4,356,209             7,499            $ 4,303,000             $ 53,209

Net income                                        92,300                --                 71,870               20,430

Distributions to limited partners               (257,891)               --               (257,891)                  --

Distributions to general partner                 (28,654)               --                     --              (28,654)
                                             -----------             -----            -----------             --------

BALANCE AT SEPTEMBER 30, 1998                $ 4,161,964             7,499            $ 4,116,979             $ 44,985
                                             ===========             =====            ===========             ========

                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                                   (UNAUDITED)

==============================================================================================================
                                 THREE MONTHS        Three Months            NINE MONTHS          Nine Months
                                     ENDED               Ended                  ENDED                Ended
                                 SEPTEMBER 30,         September 30,        SEPTEMBER 30,        September 30,
                                     1999                1998                   1999                 1998
--------------------------------------------------------------------------------------------------------------
REVENUES
Rental                             $77,108              $179,606               $353,981             $526,359
Gain on sale of property
  (Note 1)                              --                    --                380,849                   --
Interest                                90                 2,247                 13,766                7,203
--------------------------------------------------------------------------------------------------------------
                                    77,198               181,853                748,596              533,562
--------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSE
Operating                           21,245                29,019                 42,943               97,359
Property taxes                      15,180                10,357                 36,156               35,683
Property management fees
  (Note 3(c))                        3,877                 9,026                 17,714               25,246
General and administrative          14,792                 5,012                 81,790               50,889
Depreciation and amortization       31,847                41,834                 95,540              124,449
Interest expense (Note 2)           32,305                33,040                 86,567              105,575
--------------------------------------------------------------------------------------------------------------
                                   119,246               128,288                360,710              439,201
--------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS     (42,048)                53,565                387,886               94,361

Minority interest in net loss
(income) of joint ventures             --                 (3,306)                    --               (2,061)
--------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                $(42,048)               $50,259               $387,886              $92,300
==============================================================================================================

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT (Note 5)          $(5.43)                 $5.53                 $45.41                $9.58
==============================================================================================================

                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

====================================================================================================================
                                                                               NINE MONTHS           Nine Months
                                                                                  ENDED                 Ended
                                                                            SEPTEMBER 30, 1999    September 30, 1998
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (UNAUDITED)           (Unaudited)
--------------------------------------------------------------------------------------------------------------------
CASH FLOW PROVIDED BY OPERATING ACTIVITIES
  Net income                                                                       $   387,886             $  92,300
  Adjustments to reconcile net income to
  net cash provided by operating activities:
            Depreciation                                                                95,540               124,449
            Gain on sale of property                                                  (380,849)                   --
            Minority interest in net income (loss)                                          --                 2,061
  Increase (decrease) from changes in:
            Other assets                                                                15,654               (14,197)
            Accounts payable                                                            (7,258)                2,745
            Security deposits and prepaid rents                                         (3,794)                4,978
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              107,179               212,336
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
            Proceeds from sale of rental real estate                                 1,283,129                    --
            Tenant improvement additions                                                    --                (7,850)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  1,283,129                (7,850)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES
            Repayment of notes payable                                                 (24,856)              (22,702)
            Distribution of minority interest                                           (2,270)               (7,135)
            Distributions to limited partners                                       (1,581,371)             (257,891)
            Distributions to general partner                                           (31,502)              (28,654)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                               (1,639,999)             (316,382)
--------------------------------------------------------------------------------------------------------------------

NET CASH (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (249,691)             (111,896)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       257,749               287,641
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $     8,058             $ 175,745
====================================================================================================================

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

PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the three and nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         SUMMARY OF ACCOUNTING POLICIES

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

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1998

NOTE 1 -- RENTAL REAL ESTATE HELD FOR SALE

As of September 30, 1999, the Partnership has interests in the following two rental real estate properties.

Location (Property Name)                                 Date Purchased                         Cost
====================================================================================================================
Clovis, California                                      January 23, 1987                    $ 2,854,221
Simi Valley, California                                 November 12, 1987                     2,616,522


The major categories of property are:

                                                              SEPTEMBER 30, 1999                 December 31, 1998
====================================================================================================================
Land                                                                  $1,631,966                        $2,361,894
Building and Improvements                                              3,792,117                         4,629,518
Furniture and Fixtures                                                    46,660                            46,660
-------------------------------------------------------------------------------------------------------------------
                                                                       5,470,743                         7,038,072
Less accumulated depreciation                                        (1,053,414)                       (1,431,410)
-------------------------------------------------------------------------------------------------------------------
Net rental real estate held for sale                                  $4,417,329                        $5,606,662
====================================================================================================================


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

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

Two tenants accounted for 63% and 31%, respectively, of total rental revenue for the nine months ended September 30, 1999;

Four tenants accounted for 41%, 22%, 18% and 13%, respectively, of total rental revenue for the nine months ended September 30, 1998;

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                        AND DECEMBER 31, 1998 (CONTINUED)


NOTE 2 -- NOTES PAYABLE

In October 1996, the Partnership obtained permanent financing secured by a first deed of trust from a major insurance company to replace the construction loan on the Shaw Villa Shopping Center in Clovis, California. The terms of the loan are as follows: Principal -- $1,500,000; Interest Rate of 9.1% fixed for five years, then may be adjusted to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal and interest of $13,593. The note payable balance is $1,414,342 and $1,447,115 at September 30, 1999 and 1998.

The carrying amount of the loan is a reasonable estimate of fair value of the permanent loan payable because the interest rates approximate the borrowing rates currently available for mortgage loans with similar terms and average maturities.

The aggregate annual future maturities at September 30, 1999 are as follows:

         1999 (three months)....................      $    8,668
         2000 ..................................          36,705
         2001 ..................................          40,187
         2002 ..................................          44,002
         2003 ..................................          48,177
         Thereafter ............................       1,236,603
                                                      ----------
         Total                                        $1,414,342
                                                      ==========

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                        AND DECEMBER 31, 1998 (CONTINUED)


NOTE 3 -- RELATED PARTY TRANSACTIONS

(a) For Partnership management services provided to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $0 for the quarter ended September 30, 1999 and $0 for the quarter ended September 30, 1998, and $31,502 for the nine months ended September 30, 1999 and $28,654 for the nine months ended September 30, 1998.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended September 30, 1999 and September 30, 1998, and $6,000 for the nine months ended September 30, 1999 and 1998.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $3,877 for the quarter ended September 30, 1999, and $9,026 for the quarter ended September 30, 1998, and $17,714 for the nine months ended September 30, 1999 and $25,246 for the nine months ended September 30, 1998.

NOTE 4 -- NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

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

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                        AND DECEMBER 31, 1998 (CONTINUED)


NOTE 4 -- NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST (CONTINUED)

                                    Outstanding             Amount                     Total
Record Date                            Units               Per Unit                 Distribution
================================================================================================
March 19, 1999                         7,499          $191.03 to $188.52              $1,427,641
December 31, 1998                      7,499                      $20.50                 153,730
------------------------------------------------------------------------------------------------

Total                                                                                $1,581,371
================================================================================================
September 30, 1998                     7,499                      $14.00                $104,986
December 31, 1997                      7,499                       20.39                 152,905
------------------------------------------------------------------------------------------------
Total                                                                                  $257,891
================================================================================================


The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998. This change has permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

NOTE 5 -- LIQUIDATION OF PARTNERSHIP

At September 30, 1999, all of the Partnership's remaining properties are being held for sale. The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining properties will be sold and the Partnership will be liquidated during 1999. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

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

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

Operations for the nine months ended September 30, 1999, reflect an entire period of operations for all the Partnership's properties, except for the two properties located in Encinitas, California which were sold in January 1999.

Net income for the nine months ended September 30, 1999 of $387,886 was higher than the net income for the nine months ended September 30, 1998 of $92,300 due primarily to a $380,849 gain recognized from the sale of the Encinitas, California properties.

Rental revenue decreased $172,378 (32.7%) due primarily to the sale of the two properties located in Encinitas, California and the vacancy of the Simi Valley property since May 31, 1999. Interest income increased $6,563 (91.1%) during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due primarily to funds held from approximately January 8, 1999 to March 19, 1999 as a result of proceeds received from the sale of the two properties located in Encinitas, California.

                        ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)


Interest expense decreased $19,008 (18.0%) as a result of larger amounts being allocated to principal as the loan on the Shaw Villa Shopping Center approaches maturity. Operating expenses decreased $54,416 (55.9%) from the nine months ended September 30, 1998 to September 30, 1999 primarily due to the January 1999 sale of two properties located in Encinitas, California. General and administrative expenses increased $30,901 (60.7%) due to higher legal and accounting expenses, and disposition fees related to the sale of the two Encinitas, California properties. Depreciation expense decreased $28,909 (23.2%) during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 primarily due to the sale of the Encinitas properties during January 1999.

During the nine months ended September 30, 1999, the Partnership distributed $1,612,873 to the general and limited partners and $2,270 to the minority interest partner, as compared to the nine months ended September 30, 1998 when the Partnership distributed $286,545 to the general and limited partners and $7,185 to the minority interest partner. This increase was primarily due to the Partnership selling the two properties located in Encinitas, California in January 1999. Cash basis net income for the nine months ended September 30, 1999 was $102,577. This was derived by adding depreciation and amortization expense to net income, less the gain on sale of properties. In contrast, cash basis income for the nine months ended September 30, 1998 was $216,749.

Overall the Partnership generated $102,577 in cash basis net income from operations before depreciation expense of $95,540 and $380,849 gain from the sale of the Encinitas, California properties for the nine months ended September 30, 1999. In contrast, for the nine months ended September 30, 1998, the Partnership generated cash basis net income of $216,749 before depreciation expense of $124,449. Net income per limited partnership unit increased from $9.58 in 1998 to $45.41 in 1999. The weighted average number of limited partnership units outstanding remained unchanged at 7,499.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998


Operations for the quarter ended September 30, 1999 reflect an entire period of operations for the two remaining properties owned by the Partnership. In contrast, the quarter ended September 30, 1998 reflected operations for the four properties owned for the period. This change can be attributed to the sale in January 1999 of the two properties located in Encinitas, California.

Rental revenue decreased $102,498 (57.1%) due to the sale of the two properties located in Encinitas, California and due to the vacancy of the Simi Valley property since May 31, 1999. Interest income decreased $2,157 (96.0%) during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 due to lower cash balances maintained in money market accounts.

Interest expense decreased $735 (2.2%) as a result of larger amounts being allocated to principal as the loan on the Shaw Villa Shopping Center approaches maturity. Operating expenses decreased $7,774 (26.7%) from the quarter ended September 30, 1998 to September 30, 1999 primarily due to the January 1999 sale of two properties located in Encinitas, California. General and administrative expenses increased $9,780 (195.1%) due to higher legal and accounting expenses and partnership business insurance expenses during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. Depreciation expense decreased $9,987 (23.9%) during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 primarily due to the sale of the Encinitas properties during January 1999.

During the quarter ended September 30, 1999 and 1998, the Partnership made no distributions to the general partner, limited partners and minority interest partners. This was primarily due to the Partnership paying distributions on a semi-annual basis. This change has permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)


Overall the Partnership generated $10,201 in cash basis net loss from operations before depreciation expense of $31,847 for the quarter ended September 30, 1999. In contrast, for the quarter ended September 30, 1998, the Partnership generated cash basis net income of $92,093 before depreciation expense of $41,834. Net income (loss) per limited partnership unit decreased from $5.53 in 1998 to $(5.43) in 1999. The weighted average number of limited partnership units outstanding remained unchanged at 7,499.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1999 the Partnership made distributions to the general and limited partners totaling $1,612,873, of which approximately $1,506,012 constituted a return of capital, primarily due to the proceeds distributed of $1,427,641 related to the sale of the two properties located in Encinitas, California. The remaining distribution of $153,730 or $20.50 per limited partnership unit compares unfavorably to the $190,529 in cash generated from property operations (net income plus depreciation expense) for the six months ended December 31, 1998 on which such distributions were based. Additionally, the partnership distributed $31,502 to the general partner and $2,270 to the minority interest partner during the nine months ended September 30, 1999.

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

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)


The second factor relates to the condition of the Partnership's properties. All Partnership properties are in good condition, except for the Simi Valley property that is vacant as of November 1999. This property may require tenant improvements for a prospective new tenant in the near future. Therefore, the Partnership could withhold payment of all or a portion of distributions, if necessary, in order to rebuild cash reserve balances.

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

The fourth factor relates to Partnership distributions. The Partnership is attempting to pay semi-annual distributions from operations. However, distributions are subject to payments of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements. In addition, at least six months of cash profits are left in the Partnership's balance sheet at each quarter end, since the Partnership attempts to make distributions to the limited partners one month after each record date of June 30, and December 31. The General Partner believes that the Partnership will have the ability to meet its cash requirements in both the short-term and long-term.

During the nine months ended September 30, 1999, the General Partner earned partnership management fees of $31,502. Partnership management fees were paid and calculated in accordance with the partnership agreement.

Slowdowns in the economy, inflation and changing prices have had a nominal effect on the Partnership's revenues and income from continuing operations. During the fourteen years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several lease clauses with its tenants that will help alleviate much of the negative impact of inflation. Among these are:

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

The General Partner is attempting to sell the remaining two properties owned by the Partnership. Once the sale of the Shaw Villa Shopping Center and Simi Valley properties are sold, the net proceeds will be distributed to the limited and general partners in accordance with the partnership agreement, and the partnership will then be terminated and dissolved.

CASH FLOWS -- NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

Cash and cash equivalents decreased $249,691 for the nine months ended September 30, 1999 compared to a $111,896 decrease for the nine months ended September 30, 1998. The continued decrease in cash resources is primarily due to distributions in excess of current earnings and the distribution of proceeds from the sale of the two properties located in Encinitas, California. Cash provided from operating activities increased by $107,179 for the nine months ended September 30, 1999, with the largest contributor being $483,426 in cash basis net income, offset by $380,849, resulting from the gain on the sale of the Encinitas, California, for the nine months ended September 30, 1999. In contrast, during the nine months ended September 30, 1998, cash provided from operating activities amounted to $212,336 with the largest contributor being $216,749 in cash basis net income. Investing activities resulted in a $1,283,129 increase in cash resources during the nine months ended September 30, 1999 due to proceeds from the sale of the two properties located in Encinitas, California. In contrast, the nine months ended September 30, 1998 resulted in a $7,850 decrease in investing activities due to tenant improvements relating to the Santa Fe Business Park property. Cash from financing activities decreased $1,639,999 during the nine months ended September 30, 1999 due to $1,615,143 being distributed to the limited, general and minority interest and $24,856 used as payments on notes payable. In contrast, cash used in financing activities for the nine months ended September 30, 1998 decreased $316,382 due to $293,680 being distributed to the limited, general and minority interest partners and $22,702 used as payments on notes payable.

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

                  PART II -- O T H E R   I N F O R M A T I O N


ITEM 1. LEGAL PROCEEDINGS

     None


ITEM 2. CHANGES IN SECURITIES

     None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

     (a) Information required under this section has been included in the financial statements.

          - Exhibit 27 -- Financial Data Schedule

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


                                        ASSOCIATED PLANNERS REALTY FUND
                                        A California Limited Partnership
                                                 (Registrant)


                                        By: WEST COAST REALTY ADVISORS, INC.
                                               A California Corporation,
                                                    General Partner


November 15, 1999                       /s/          JOHN R. LINDSEY
                                        ----------------------------------------
                                                     John R. Lindsey
                                                Vice President/Treasurer
                                              (Principal Financial Officer)


November 15, 1999                       /s/        W. THOMAS MAUDLIN JR.
                                        ----------------------------------------
                                                   W. Thomas Maudlin Jr.
                                               President of General Partner