Form 10-K405
period 1999-12-31
ASSOCIATED PLANNERS REALTY FUND
filed 2000-03-30
CIK 785791

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)

         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


                         COMMISSION FILE NUMBER 0-16805


       ASSOCIATED PLANNERS REALTY FUND, (A CALIFORNIA LIMITED PARTNERSHIP)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                                   95-4036980
       ------------------------------                     -----------------
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

                             Yes |X|       No
                                 ---          ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

Associated Planners Realty Fund (the "Partnership"), was organized in November 1985, under the California Revised Limited Partnership Act. The General Partner is West Coast Realty Advisors, Inc. ("WCRA"), a California corporation.

The Partnership was organized for the purpose of investing in, holding, and managing improved, income-producing property, such as residential properties, office buildings, commercial buildings, industrial properties, mini-warehouse facilities, and shopping centers ("Properties"), which are believed to have potential for cash flow and capital appreciation. The Partnership intended on owning and operating such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 1999, the Partnership had no employees.

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

     The Partnership acquired an 81.2% interest in two office buildings on December 31, 1986 in a joint venture with a related party, a 100% interest in a shopping center on January 23, 1987, a 100% interest in a commercial office building on November 12, 1987, and a 100% interest in a mini-warehouse facility on May 9, 1988. The terms of the joint venture call for Associated Planners Realty Fund to receive 81.2% of the operating profits and depreciation expense on the two office buildings acquired in 1986. The mini-warehouse facility acquired in 1988 was sold in May 1995 to an unrelated party. The two office buildings acquired in 1986 were sold in January 1999. Upon disposition of the property, the Partnership received 81.2% of the proceeds received from the sale of the property. The commercial office building acquired in 1987 was sold in February 2000. All properties are located in California except for the mini-warehouse which was located in Washington.

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

The Partnership is subject to competitive conditions that exist in the local markets where it operates rental real estate. These conditions are discussed in
Item 2--"Properties".

The Partnership is operated by the General Partner, subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by WCRA.

At December 31, 1999, all of the Partnership's remaining properties are being held for sale. The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining properties will be sold and the Partnership will be liquidated during 2000. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

ITEM 2.  PROPERTIES

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

Wherehouse Entertainment, Inc. (the "Wherehouse"), occupies a larger, newly constructed space, under a lease which runs through October 31, 2010, and calls for minimum monthly rent of $10,588 per month. No other tenant besides Wherehouse Entertainment, Inc., occupies 10% or more of the rental square footage of the Shaw Villa Shopping Center. The Wherehouse's 1999 rental income represented 62% of the total Partnership consolidated rental revenue.

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

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan with a twenty year loan. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five - year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over 20 years; due November 1, 2006; and current monthly payments of principal, interest and property taxes of $13,593.

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

At December 31, 1999, the Center is being held for sale. There is no assurance that the property will be sold during 2000.

PACIFIC BELL BUILDING, SIMI FREEWAY COMMERCE CENTER

On November 12, 1987, the Partnership purchased the Pacific Bell Building located in the Simi Freeway Commerce Center in Simi Valley, California.

The building's construction was completed in 1986. The building provides 26,154 rentable square feet and is centrally located on the property's 2.06 acres of land.

     In August 1995, as part of a general Company-wide consolidation, Pacific Bell vacated the property. In November 1995, a subsidiary of Pacific Bell moved into a small portion of the property (1,700 square feet). Pacific Bell continued to pay its lease obligation on a regular basis. Countrywide Inc. subleased the property from Pacific Bell through May 15, 1999. PacBell's lease expired on May 15, 1999 and Countrywide had no option to extend the lease. Countrywide's 1999 rental revenue represented 24% of the total Partnership consolidated rental revenue.

The average monthly rent per occupied square foot was approximately $.80 ($20,923 per month) up until May 15, 1999. The lease is a "triple net" lease, requiring the tenant to pay insurance, taxes, maintenance, and all other operating costs.

The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis of the property are the same. In the opinion of the General Partner, that the property is adequately insured. The property is managed by WCRM.

The Simi Valley property was sold to an unaffiliated buyer during February 2000 at a sales price of $2,350,000. The net proceeds received from the sale will be distributed to the limited partners and the General partner in accordance with the Partnership Agreement. The Partnership will recognize a gain of $291,151 from the sale of the property.

SUMMARY

As of December 31, 1999, the combined occupancy rate of all the Partnership's properties, was 100%. It is the opinion of the General Partner, that all properties are adequately covered by insurance.

The schedule below indicates the average annual occupancy rate expressed as a percentage of rentable square feet for the last five years:

                                                             SHAW VILLA
                                SANTA FE BUSINESS            SHOPPING             PACIFIC BELL
 YEAR                           PARK - 2 PROPERTIES          CENTER               BUILDING
 --------------------------------------------------------------------------------------------------
 1999                                      -                       100%                100%
 1998                           Bldg. #3 = 100%
                                Bldg. #5 = 100%                     91%                100%
 1997                           Bldg. #3 = 100%
                                Bldg. #5 = 100%                    100%                100%
 1996                           Bldg. #3 = 76%
                                Bldg. #5 = 92%                     100%                100%
 1995                           Bldg. #3 = 66%
                                Bldg. #5 = 82%                      81%                100%

The total original acquisition cost to the Partnership of each property and the dates of acquisition were as follows:


                                                                   ACQUISITION         ACQUISITION
 DESCRIPTION                                                           COST                DATE
 ------------------------------------------------------------------------------------------------------

 Santa Fe Business Park (Building 3) (sold January 6, 1999)     $        705,918            12/31/86
 Santa Fe Business Park (Building 5) (sold January 8, 1999)     $        861,410            12/31/86
 Shaw Villa Shopping Center                                     $      2,854,221            01/23/87
 Pacific Bell Building (sold February 4, 2000)                  $      2,616,523            11/12/87
 Shurguard Mini-warehouse (Sold May 15, 1995)                   $      1,603,144            05/09/88
 ------------------------------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

At December 31, 1999, there were 7,499 limited partnership units outstanding and 627 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop. There are no units available for sale at December 31, 1999.

Distributions totaling $1,581,371, $257,891 and $214,471 were made to limited partners in 1999, 1998 and 1997, and were made to unit holders of record at the end of the calendar quarters indicated below. The General Partner distributions totaled $31,502, $28,654 and $23,831 for 1999, 1998 and 1997.

The Partnership began paying distributions on a semi-annual basis with the first record date and payment date being December 31, 1997 and February 6, 1998. This change permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions include cash distributions for the previous six months of operations.

The limited partner distribution amounts for 1999, 1998 and 1997 are summarized below:

                                                                              UNITS                    TOTAL
       RECORD DATE              DATE PAID             PER UNIT             OUTSTANDING                 PAID
 -----------------------------------------------------------------------------------------------------------------

        12/31/96                02/03/97                9.20                  7,499                      68,991
        03/31/97                05/09/97                9.20                  7,499                      68,991
        06/30/97                08/05/97               10.20                  7,499                      76,489
        12/31/97                02/06/98               20.39                  7,499                     152,905
        06/30/98                08/10/98               14.00                  7,499                     104,986
        12/31/98                02/12/99               20.50                  7,499                     153,729
         2/28/99                 3/13/99               190.38                 7,499                   1,427,642

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

                                                     1999         1998          1997         1996          1995
 --------------------------------------------------------------------------------------------------------------------
 Operations for the years ended December 31:
   Revenues                                     $    829,676 $    728,167  $    802,528  $   722,358  $    639,039
   Net income                                        355,486      148,902       202,403      177,055       276,874
   Net income per Limited Partner Unit*                39.09        15.88         22.31        19.69         33.23
   Distributions per Limited Partner Unit*            210.88        34.39         39.79        33.65        235.94

 Financial position at December 31,
   Total assets                                 $  4,405,136 $  5,906,905  $  6,092,548  $ 6,146,615  $  6,011,070
   Long term debt                                  1,405,674    1,439,198     1,469,817    1,497,782     1,225,950
   Partners' equity                                2,961,179    4,218,566     4,356,209    4,392,108     5,985,898

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

RESULTS OF OPERATIONS - 1999 VS. 1998

Operations for the year ended December 31, 1999 reflect an entire period of operations for the two properties owned by the Partnership.

Rental revenue decreased $283,022 (39%) as compared to 1998. This can be attributed to the sale of two Calle Magdalena properties during January 1999.

Overall costs and expenses decreased $98,234 (17%) to $471,190 for the year ended December 31, 1999. Most of the cost decrease is due to the sale of the two Calle Magdalena properties. Due to the sale the Partnership has one remaining note payable which reduced interest expense $20,015. Since the Partnership had a smaller property portfolio, operating expenses decreased $71,889.

Net income increased $206,584 (139%) to $355,486 from $148,902 for the years ended December 31, 1999 and 1998, respectively. The increase is largely due to the $475,938 gain recognized from the sale of two properties. On an operating cash flow basis (net income plus depreciation expense) the Partnership realized $482,873 in 1999, which is a $167,688 increase from 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1999, the Partnership made distributions to the limited partners and the general partners totaling $1,612,873 of which $1,225,937 constituted a return of capital. Distributions compared favorably to the $482,873 in cash generated from property operations (net income plus depreciation expense). It is the intention of management to make semi-annually distributions of cash, subject to the maintenance of reasonable reserves.

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

The third factor relates to life cycle. The Partnership completed its funding, acquisition and operating stages of properties in previous years. Thus, the Partnership is in the disposition stage. As part of the disposition stage, the Partnership has attempted to list each property for sale. Additionally, subsequent to year-end the Partnership sold the one property located in Simi Valley, California to unaffiliated buyers for sales price of $2,350,000. The proceeds from these property sales will be distributed to the limited and general partners during the 2000 fiscal year in accordance with the Partnership Agreement.

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

During the year ended December 31, 1999, the General Partner earned partnership management fees of $31,502.

Slowdowns in the economy, inflation and changing prices have had a nominal effect on the Partnership's revenues and income from continuing operations. During the thirteen years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several lease clauses with its tenants that will help alleviate much of the negative impact of inflation. Among these are:

     A. Triple net leases at the Shaw Villa Shopping Center give the Partner-ship an ability to pass on higher operating costs to its tenants.

CASH FLOWS 1999 VS. 1998

     Cash flows from operating activities decreased $199,910 to $113,012. This decrease can be attributed to the sale of the two properties. Cash from investing activities increased to $1,569,730, which is due to the proceeds received from the sale of two properties. The Partnership distributed a majority of the proceeds to partners, causing cash flows used in financing activities to increase $1,600,304 from 1998. Distributions to the Limited Partners totaled $1,581,371, while distributions to the General Partner totaled $31,502. In contrast 1998 had distributions to the Limited Partners of $257,891 and distributions to the General Partner of $28,654.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 ("SFAS 133"), defers the effective date of SFAS 133 to be effective for financial statements ending after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

IMPACT OF YEAR 2000

Many existing computer systems and applications, and other control devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The General Partner relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts receivable, accounts payable and shareholder servicing), and embedded computer chips, networks and telecommunications equipment and end products. The General Partner also relies, directly and indirectly, on external systems of business enterprises such as its advisor, lessees, suppliers, creditors, financial organizations, and of governmental entities for accurate exchange of data. Following the Year 2000 transition, the General Partner has not experienced any known disruption to its business as a result of Year 2000. The General Partner will continue to evaluate the nature of these risks throughout Year 2000. The cost of the General Partner's Year 2000 programs have not been material to the General Partner's financial position or results of operations. Although the General Partner's business systems were Year 2000 compliant by December 31, 1999, the General Partner makes no assurances regarding the Year 2000 compliance of third party systems.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGE

Report of Independent Certified Public Accountants .........................11

Consolidated Balance Sheets - December 31, 1999 and 1998 ...................12

Consolidated Statements of Income for the years ended
     December 31, 1999, 1998 and 1997 ......................................13

Consolidated Statements of Partners' Equity for the years ended
     December 31, 1999, 1998 and 1997.......................................14

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997 ......................................15

Summary of Accounting Policies ..........................................16-17

Notes to Consolidated Financial Statements ..............................18-21

Financial Statement Schedules
     Schedule III-Real Estate and Accumulated Depreciation .................26
     Schedule IV-Mortgage Loan on Real Estate ..............................27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Associated Planners Realty Fund
(a California Limited Partnership)
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, as of December 31, 1999 and 1998 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

As discussed in Note 7, all of the Partnership's remaining properties are held for sale as of December 31, 1999. The General Partner plans to liquidate the Partnership after the final property is sold. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules presents fairly, in all material respects, the information set forth therein.


                                                     BDO SEIDMAN, LLP

Los Angeles, California
March 17, 2000

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                --------------     -----------
ASSETS

Rental real estate held for sale, less accumulated depreciation
   (Notes 2, 7 and 8)                                                           $   4,385,483    $  5,606,662
Cash and cash equivalents                                                               5,223         257,749
Other assets                                                                           14,430          42,494
                                                                                --------------   ------------

Total assets                                                                    $   4,405,136    $  5,906,905
                                                                                =============    ============

LIABILITIES AND PARTNERS' EQUITY

 LIABILITIES
   Accounts payable:
     Trade                                                                      $       2,270    $     10,914
     Related party (Note 5(d))                                                         13,934          14,425
   Notes payable (Note 3)                                                           1,405,674       1,439,198
   Security deposits and prepaid rent                                                  22,079          30,020
                                                                                -------------      ----------

Total liabilities                                                                   1,443,957       1,494,557
                                                                                -------------      ----------

MINORITY INTEREST                                                                           -         193,782

CONTINGENCIES (Note 7)

PARTNERS' EQUITY (Notes 6 and 7):
   Limited partners:
     $1,000 stated value per unit - authorized 7,500 units; issued and
       outstanding 7,499                                                            2,875,885       4,164,156
   General partner                                                                     85,294          54,410
                                                                                -------------      ----------

Total partners' equity                                                              2,961,179       4,218,566
                                                                                -------------      ----------

Total liabilities and partners' equity                                          $   4,405,136    $  5,906,905
                                                                                =============    ============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        Years ended December 31,
                                                              ----------------------------------------------
                                                                  1999            1998             1997
                                                              -------------    ------------     ------------
REVENUES
   Rental (Notes 2 and 4)                                   $      434,989   $     718,011    $     792,222
   Gain on sale of property                                        475,938               -                -
   Interest                                                         13,838          10,156           10,306
                                                              -------------    ------------     ------------

                                                                   924,765         728,167          802,528
                                                              -------------    ------------     ------------

COST AND EXPENSES
   Operating (Note 5)                                              130,037         201,926          242,731
   General and administrative (Note 5)                              87,429          54,863           50,210
   Depreciation and amortization                                   127,387         166,283          165,001
   Interest expense                                                129,337         149,352          135,151
                                                              -------------    ------------     ------------

                                                                   474,190         572,424          593,093
                                                              -------------    ------------     ------------

INCOME FROM OPERATIONS                                             450,575         155,743          209,435

MINORITY INTEREST IN NET LOSS (INCOME) OF JOINT VENTURES
   (Note 5(c))                                                    ( 95,089)      -  (6,841)          (7,032)
                                                              -------------    ------------     ------------

NET INCOME                                                  $      355,486   $     148,902    $     202,403
                                                              =============   =============    =============

NET INCOME PER LIMITED PARTNERSHIP UNIT (Note 6)            $        39.09   $       15.88    $       22.31
                                                              =============   =============    =============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       Limited Partners
                                                  ---------------------------    General
                                                    Units          Amount        Partner          Total
                                                  ----------    -------------   -----------    ------------
BALANCE, January 1, 1997                              7,499   $    4,350,158  $     41,950   $   4,392,108

   Net income for the year                                -          167,313        35,090         202,403
   Distribution to limited partners (Note 6)              -         (214,471)            -        (214,471)
   Distribution to general partners                       -                -       (23,831)        (23,831)
                                                  ----------    -------------   -----------    ------------

BALANCE, December 31, 1997                            7,499        4,303,000        53,209       4,356,209

   Net income for the year                                -          119,047        29,855         148,902
   Distribution to limited partners (Note 6)              -         (257,891)            -        (257,891)
   Distribution to general partners                       -                -       (28,654)        (28,654)
                                                  ----------    -------------   -----------    ------------

BALANCE, December 31, 1998                            7,499        4,164,156        54,410       4,218,566

   Net income for the year                                -          293,100        62,386         355,486
   Distribution to limited partners (Note 6)              -       (1,581,371)            -      (1,581,371)
   Distribution to general partners                       -                -       (31,502)        (31,502)
                                                  ----------    -------------   -----------    ------------

BALANCE, December 31, 1999                            7,499   $    2,875,885  $     85,294   $   2,961,179
                                                  ==========    =============   ===========    ============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years ended December 31,                                          1999             1998            1997
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $      355,486    $    148,902     $   202,403
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                 127,387         166,283         165,001
     Minority interest in net (loss) income                         95,089           6,841           7,032
     Gain of sale of property                                     (475,938)              -               -
   Increase (decrease) from changes in operating assets
    and liabilities:
     Other assets                                                   28,064          (2,682)         (8,726)
     Accounts payable - trade                                       (8,644)         (5,238)         11,163
     Accounts payable - related party                                 (491)          1,050           6,481
     Security deposits and prepaid rent                             (7,941)         (2,234)            830
-------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                          113,012         312,922         384,184
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale                                            1,569,730               -               -
   Rental real estate improvements                                       -          (7,850)        (20,980)
-------------------------------------------------------------------------------------------------------------

Net cash provided by/(used in) investing activities              1,569,730          (7,850)        (20,980)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Distributions to limited partners                            (1,581,371)       (257,891)       (214,471)
   Distributions to general partners                               (31,502)        (28,654)        (23,831)
   Distributions to minority interest                             (288,871)        (17,800)        (15,709)
   Payments on notes payable                                       (33,524)        (30,619)        (27,965)
-------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                           (1,935,268)       (334,964)       (281,976)
-------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (252,526)        (29,892)         81,228

CASH AND CASH EQUIVALENTS, beginning of year                       257,749         287,641         206,413
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                      $        5,223    $    257,749     $   287,641
============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
   Cash paid for interest                                   $      118,677    $    138,438     $   135,151
============================================================================================================

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

RENTAL REAL ESTATE AND DEPRECIATION

Assets are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 5 to 40 years.

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

COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income for each of the years ended December 31, 1999, 1998 and 1997.

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

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 133), establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 ("SFAS 133"), defers the effective date of SFAS 133 to be effective for financial statements ending after June 15, 2000. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

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

NOTE 2--RENTAL REAL ESTATE

As of December 31, 1999, the Partnership owned the following two rental real estate properties:

 Location (Property Name)                    Date Purchased                                Cost
 ------------------------------------------------------------------------------------------------------

 Clovis, California                          January 23, 1987                             2,854,221
 Simi Valley, California                     November 12, 1987                            2,616,523

The major categories of property are:

 December 31,                                                            1999               1998
 -------------------------------------------------------------------------------------------------------
 Land                                                              $     1,631,966    $    2,361,894
 Buildings and improvements                                              3,822,668         4,629,518
 Furniture and fixtures                                                     16,109            46,660
 -------------------------------------------------------------------------------------------------------

                                                                         5,470,743         7,038,072
 Less accumulated depreciation                                           1,085,260         1,431,410
 -------------------------------------------------------------------------------------------------------

 Rental real estate, net                                           $     4,385,483    $    5,606,662
 =======================================================================================================

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

         Two tenants accounted for 62% and 24% in 1999;
         Three tenants accounted for 20%, 14%, and 11% in 1998;
         Four tenants accounted for 41%, 22%, 18% and 13% in 1997;

During February 2000, the Simi Valley property was sold to an unaffiliated buyer (see Note 8).

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--NOTES PAYABLE

In October 1996, the Partnership obtained permanent financing secured by a first deed of trust from a major insurance company to replace the construction loan on Shaw Villa Shopping Center. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five year Treasury Note yield for the seventh week prior to the adjustment date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal, interest and property taxes of $13,593. The note payable balance is $1,405,674 and $1,439,198 at December 31, 1999 and 1998.

The fair value of the note approximated $1,391,000 based on current lending rates which approximate industry lending rate on this type of property at this location.

The aggregate annual future maturities at December 31, 1999 are as follows:

 Years ending December 31,                                   Amount
                                                           ------------

              2000                                       $     163,116
              2001                                             163,116
              2002                                             163,116
              2003                                             163,116
              2004                                             163,116
              Thereafter                                       590,094
                                                           ------------

              Total                                      $   1,405,674
                                                           ============

NOTE 4--FUTURE MINIMUM RENTAL INCOME

As of December 31, 1999, future minimum rental income under existing leases, excluding month to month rental agreements, that have remaining noncancelable terms in excess of one year are as follows and rental income from the Simi Valley property which was sold during February 2000 (see Note 8):

 Years ending December 31,                                   Amount
                                                           ------------

              2000                                       $     252,071
              2001                                             200,524
              2002                                             186,292
              2003                                             185,790
              2004                                             163,533
              Thereafter                                       762,336
                                                           ------------

              Total                                      $   1,750,546
                                                           ============

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--RELATED PARTY TRANSACTIONS

(a) In accordance with the partnership agreement, compensation earned by or services reimbursed to the General Partner consisted of the following:

                                          Year ended December 31,
                                  ----------------------------------------
                                   1999             1998            1997
                                  --------        ---------        -------
 Partnership management fees    $  21,771       $   28,654       $ 23,831
 Administrative services:
   Data processing                  4,044            4,800          4,740
   Postage                          1,802            2,500          2,520
   Investor processing              1,900            1,875          1,850
   Investor Communications          1,144            1,475          1,575
   Duplication                        600              900            915
   Miscellaneous                      241              450            400
                                  --------        ---------        -------

                                $  31,502       $   40,654       $ 35,831
                                  ========        =========        =======

(b) Property management fees to West Coast Realty Management, Inc. ("WCRM"), an affiliate of the General Partner, were $26,424, $36,671 and $39,593 for 1999, 1998 and 1997.

(c) Distributions of $288,871, $17,800 and $15,709 for 1999, 1998 and 1997 were made to an affiliate in connection with the minority interest. The minority interest in net income was $0, $6,841 and $7,032 for 1999, 1998 and 1997.

(d) Related party accounts payable are as follows:

                                                      December 31,
                                                --------------------------
                                                  1999            1998
                                                ----------     -----------

 West Coast Realty Advisors, Inc.             $     6,000    $      3,000
 West Coast Realty Management, Inc.                 7,934          11,425
                                                ----------     -----------

                                              $    13,934    $     14,425
                                                ==========     ===========

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6--NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                                         Outstanding            Amount
 Record Date Distribution                   Units              Per Unit           Total
 --------------------------------------------------------------------------------------------

 February 28, 1999                               7,499             20.50     $     153,729
 December 31, 1998                               7,499            190.38         1,427,642
                                                                               ------------

 Total                                                                       $   1,581,371
                                                                               ============

 June 30, 1998                                   7,499             14.00     $     104,986
 December 31, 1997                               7,499             20.39           152,905
                                                                               ------------

 Total                                                                       $     257,891
                                                                               ============

 June 30, 1997                                   7,499            $10.20     $      76,489
 March 31, 1997                                  7,499              9.20            68,991
 December 31, 1996                               7,499              9.20            68,991
                                                                               ------------

 Total                                                                       $     214,471
                                                                               ============

In the second half of 1997, the Partnership began paying distributions on a semi-annual basis. This change has permitted the Partnership to operate more efficiently with lower Partnership operating expenses. These semi-annual distributions will include cash distributions for the previous six months of operations.

NOTE 7--LIQUIDATION OF PARTNERSHIP

At December 31, 1999, all of the Partnership's remaining properties are being held for sale. One of the properties was sold during February 2000 (see Note 8). The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining properties will be sold and the Partnership will be liquidated during 2000. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

NOTE 8--SUBSEQUENT EVENT

On February 4, 2000 the Simi Valley property was sold to an unaffiliated buyer for a sales price of $2,350,000. The net proceeds received from the sale will be distributed to the limited and general partners in accordance with the partnership agreement. The partnership will recognize a gain of $291,151 from the sale of the property.

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

     NEAL NAKAGIRI (Born 1954) serves as President and General Counsel of Associated Financial Group, Inc. He is President for two subsidiaries, Associated Securities Corp. and Associated Planners Investment Advisory, Inc. He joined the "Associated" group of companies in March 1985. He was Vice President of Compliance with Morgan, Olmstead, Kennedy & Gardner from 1984 to 1985. He was First Vice President and Director of Compliance with Jefferies and Co., Inc. from 1981 to 1984. He was Vice President and Director of Compliance at W & D Securities, Inc. from 1980 to 1983. He was an Investigator with the National Association of Securities Dealers, Inc. from 1976 to 1980. He has a B.A. degree in Economics from UCLA (1976) and a J.D. from Loyola Law School of Los Angeles
(1991). He is a member of the California Bar and the Compliance and Legal Division of the Securities Industry Association.

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

     JOHN R. LINDSEY, (Born 1946) serves as Vice President/Treasurer. He is responsible for all facets of financial management of the Associated Financial Group. Previously, Mr. Lindsey was a consultant specializing in financial services, worked for a large financial institution and performed audits and consulting assignments for Price Waterhouse. He is a Certified Public Accountant and a member of the California Society of CPAs and the American Institute of CPAs. He received a BS in Business Administration and Accounting from the University of Southern California in 1968.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant was organized in November 1985 as a California Limited Partnership. Its General Partner is WCRA. The Registrant has no executive officers or directors. Philip N. Gainsborough, an officer of the General Partner, made an original limited partnership contribution to the Partnership in November 1985, which was subsequently paid back to him in March 1988 when the Partnership met its minimum funding requirement. The General Partner and its affiliates are entitled to compensation from the Partnership for the following services rendered:

     1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash from operations. For the year ended December 31, 1999, the amount paid the General Partner was $31,502. In addition, the General Partner is entitled to reimbursement for certain public offering expenses, the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. For the year ended December 31, 1999, the Partnership reimbursed $10,710 to the General Partner for these expenditures.

     2. For property management services, the General Partner engaged WCRM an affiliate of the General Partner. For the year ended December 31, 1999, WCRM earned property management fees of $26,424 from the Partnership. On December 31, 1999, the Partnership was indebted to WCRM for $7,934, which was paid subsequent to year-end.

     3. The General Partner received a 10% allocation of net income before depreciation and amortization and 1% of depreciation. For the year ended December 31, 1999 this resulted in a $48,287 allocation of net income before depreciation and a $1,274 allocation of depreciation.

     4. In connection with the joint venture in the Santa Fe Business Park properties, the Partnership made distributions totaling $288,871 to Prado Land Company, an affiliate of the General Partner's President, during the year ended December 31, 1999. For the year ended December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          The following financial statements of Associated Planners Realty Income Fund, a California Limited Partnership, are included in PART II, ITEM 8:

                                                                            PAGE

          Report of Independent Certified Public Accountants .................11

          Consolidated Balance Sheets - December 31, 1999 and 1998 ...........12

          Consolidated Statements of Income for the years ended
                 December 31, 1999, 1998 and 1997 ............................13

          Consolidated Statements of Partners' Equity for the years ended
                 December 31, 1999, 1998 and 1997.............................14

          Consolidated Statements of Cash Flows for the years ended
                 December 31, 1999, 1998 and 1997 ............................15

          Summary of Accounting Policies ..................................16-17

          Notes to Consolidated Financial Statements ......................18-22

     (c)  FINANCIAL STATEMENT SCHEDULES

          Schedule III--Real Estate and Accumulated Depreciation .............26

          Schedule IV--Mortgage Loan on Real Estate...........................27

          All other schedules have been omitted because they are either not required, not applicable or the information has been otherwise supplied.

(c)  REPORTS ON FORM 8-K

     NONE

(c)  EXHIBITS

     NONE

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION       DECEMBER 31, 1999

INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS

                                                                                                                              Life
                                                                                                                             (Years)
                                                                                                                            on which
                                                                                                                             Depre-
                                                                                                                            ciation
                                                    Cost                                                                       is
                                                  Capitalized       Gross Amount                                            Computed
                                                    Subse-        at Which Carried                                          --------
                                  Initial Cost       quent       at Close of Period                             Year          Build-
                               -------------------    to        ---------------------                           Con-           ing
                                         Building    Acqui-                Building                 Accumu-     struc-          and
                                            and      sition                   and                    lated      tion    Date    Im-
                                          Improve-  Improve-                Improve-     Total      Depreci-    Com-    Ac-   prove-
Description      Encumbrances    Land       ments     ments        Land       ments       Cost        ation    pleted  quired  ments
-----------      ------------   -------  ---------  ----------   --------  ----------   ---------  ---------  -------- ------ ------

Shaw Villa
Shopping Center
Clovis, CA         1,405,674    657,924    551,066   1,645,231    878,646   1,975,575   2,854,221    413,448    1978    1-87  1.5-40

Pacific Bell
Office Building
Simi Valley, CA         --      753,320  1,863,202         --     753,320   1,863,202   2,616,522    671,812    1986   11-87 31.5-40
                  ----------  --------- ----------  ----------    -------   ---------   ---------    -------

Total             $1,405,674 $1,411,244 $2,414,268  $1,645,231 $1,631,966  $3,838,777  $5,470,743 $1,085,260
                  ========== ========== ==========  ========== ==========  ==========  ========== ==========

A reconciliation of accumulated depreciation for           A reconciliation of cost for the years ending
the years ending December 31, 1997, 1998 and 1999          December 31, 1997, 1998 and 1999 follows:
follows:


Balance at January 1, 1997     $   1,100,126                Balance at January 1, 1997     $   7,009,242
1997 Depreciation                    165,001                1997 Additions                        20,980
                                 ------------                                                ------------

Balance at December 31, 1997       1,265,127                Balance at December 31, 1997       7,030,222
1998 Depreciation                    166,283                1998 Additions                         7,850
                                 ------------                                                ------------

Balance at December 31, 1998       1,431,410                Balance at December 31, 1998       7,038,072
1999 Depreciation                    127,387                1999 Additions                             -
1999 Dispositions                   (473,537)               1999 Dispositions                 (1,567,329)
                                 ------------                                                ------------

Balance at December 31, 1999   $   1,085,260                Balance at December 31, 1999   $   5,470,743
                                 ============                                                ============

SCHEDULE IV - MORTGAGE LOAN ON REAL ESTATE                     DECEMBER 31, 1999

INFORMATION REQUIRED BY RULE 12-29 IS AS FOLLOWS

                                    Final             Period                                                Delinquent
                        Interest   Maturity          Payment           Prior       Face        Carrying     Principal/
Description              Rate        Date             Terms            Liens      Amount        Amount       Interest
-------------------------------------------------------------------------------------------------------------------------
                                                 Monthly Principal
                                                    & Interest
                                                     Payments:
Shaw Villa                                        Amortized over
Shopping Center -                                 20 years; Balloon
Clovis, CA               9.1%      11/1/2006     Payment @ Maturity    None   $  1,500,000  $  1,405,674      $ None
========================================================================================================================


A reconciliation of mortgage loan payable for the years ended December 31, 1997, 1998 and 1999 as follows:

Balance at January 1, 1997                          $     1,497,782
1997 Paydowns                                               (27,965)
                                                      --------------

Balance at December 31, 1997                              1,469,817
1998 Paydowns                                               (30,619)
                                                      --------------

Balance at December 31, 1998                              1,439,198
1999 Paydowns                                               (33,524)
                                                      --------------

Balance at December 31, 1999                        $     1,405,674
                                                      ==============

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



                         ASSOCIATED PLANNERS REALTY FUND
                        A California Limited Partnership
                                  (Registrant)



     /s/ W. THOMAS MAUDLIN JR.                   W. THOMAS MAUDLIN JR.
------------------------------------              (A General Partner)


                                        By:   WEST COAST REALTY ADVISORS, INC.
                                                   (A General Partner)


        /s/ JOHN R. LINDSEY                          JOHN R. LINDSEY
------------------------------------            (Vice President/Treasurer)


Date:  March 30, 1999