Form 10-Q
period 2000-03-31
ASSOCIATED PLANNERS REALTY FUND
filed 2000-05-15
CIK 785791

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (Mark One)
             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2000
                                                 --------------


                                       OR


             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from _____________ to _____________


                         Commission file number 0-16805
                                               --------


                         ASSOCIATED PLANNERS REALTY FUND
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                              95-4036980
                 -------------                           ----------
       (State or other Jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)


                        5933 W. CENTURY BLVD., SUITE 900
                          LOS ANGELES, CALIFORNIA 90045
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (310) 670-0800
                                 --------------
              (Registrant's telephone number, including area code)

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

                        ASSOCIATED PLANNERS REALTY FUND

                                      INDEX



PART I - FINANCIAL INFORMATION

                                                                                           PAGE NO.
                                                                                           --------
Item 1. Consolidated Financial Statements

           Balance Sheets -
           March 31, 2000 and December 31, 1999                                                3

           Statements of Stockholders' Equity -
           Three Months Ended March 31, 2000 and 1999                                          4

           Statements of Income -
           Three Months Ended March 31, 2000 and 1999                                          5

           Statements of Cash Flows -
           Three Months Ended March 31, 2000 and 1999                                          6

           Summary of Accounting Policies                                                      7

           Notes to Financial Statements                                                       9

Item 2. Management's Discussion and Analysis of                                               13
        Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                  19

Item 2.    Changes in Securities                                                              19

Item 3.    Defaults Upon Senior Securities                                                    19

Item 4.    Submission of Matters to a Vote of Security Holders                                19

Item 5.    Other Information                                                                  19

Item 6.    Exhibit and Reports on Form 8-K                                                    19

PART 1.    FINANCIAL INFORMATION

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


===============================================================================================================
                                                                            MARCH 31, 2000   December 31, 1999
                                                                              (UNAUDITED)        (Audited)
---------------------------------------------------------------------------------------------------------------
ASSETS
Rental real estate held for sale, less accumulated
   depreciation (Note 2)                                                       $2,423,366        $4,385,483
Cash and cash equivalents                                                         503,851             5,223
Note Receivable (Note 3)                                                        1,739,508
Other assets                                                                       15,314            14,430
---------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $4,682,039        $4,405,136
===============================================================================================================

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                                                    $    6,248        $    2,270
      Related party (Note 5)                                                        6,567            13,934
   Notes payable (Note 4)                                                       1,396,829         1,405,674
   Security deposits and prepaid rent                                              26,351            22,079
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                               1,435,995         1,443,957

CONTINGENCIES (NOTE 8)

PARTNERS' EQUITY (NOTES 6 AND 7) Limited partners:
    $1,000 stated value per unit - authorized
      7,500 units; issued and outstanding 7,499                                 3,115,724         2,875,885
  General partner                                                                 130,320            85,294
---------------------------------------------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY                                                          3,246,044         2,961,179
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                         $4,682,039        $4,405,136
===============================================================================================================


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                                                            LIMITED PARTNERS
                                                                            ----------------       GENERAL
                                                      TOTAL          UNITS        AMOUNT           PARTNER
BALANCE AT DECEMBER 31, 1999                       $ 2,961,179       7,499      $ 2,875,885       $  85,294

Net income                                             284,865          --          239,839          45,026
                                                   -----------       -----      -----------       ---------

BALANCE AT MARCH 31, 2000                          $ 3,246,044       7,499      $ 3,115,724       $ 130,320
                                                   ===========       =====      ===========       =========



                        THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)


                                                                            LIMITED PARTNERS
                                                                            ----------------       GENERAL
                                                      TOTAL          UNITS        AMOUNT           PARTNER
BALANCE AT DECEMBER 31, 1998                       $ 4,218,566       7,499      $ 4,164,156       $  54,410

Net income                                             414,720          --          370,382          44,338

Distributions to limited partners                   (1,581,371)         --       (1,581,371)             --

Distributions to general partner (Note 5 (a))          (17,081)         --               --         (17,081)
                                                   -----------       -----      -----------       ---------

BALANCE AT MARCH 31, 1999                          $ 3,034,834       7,499      $ 2,953,167       $  81,667
                                                   ===========       =====      ===========       =========


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME


=====================================================================================
                                                    THREE MONTHS      Three Months
                                                        ENDED            Ended
                                                   MARCH 31, 2000    March 31, 1999
                                                     (UNAUDITED)       (Unaudited)
-------------------------------------------------------------------------------------
REVENUES
   Rental (Note 2)                                     $ 74,988         $150,464
   Gain on sale of property (Note 2)                    291,151          380,849
   Interest                                              12,794           13,251
-------------------------------------------------------------------------------------

                                                        378,933          544,564
-------------------------------------------------------------------------------------
COSTS AND EXPENSES
   Operating                                             17,366           39,186
   Property taxes                                         7,453           10,626
   Property management fees (Note 5 (c))                  3,567            7,569
   General and administrative                            22,389           18,849
   Depreciation and amortization                         22,018           31,847
   Interest expense (Note 4)                             21,275           21,767
-------------------------------------------------------------------------------------

                                                         94,068          129,844
-------------------------------------------------------------------------------------

NET INCOME                                             $284,865         $414,720
=====================================================================================

NET INCOME PER LIMITED PARTNERSHIP
UNIT (Note 6)                                          $  31.98         $  49.39
=====================================================================================


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS



                                                            THREE MONTHS        Three Months
                                                                ENDED              Ended
                                                           MARCH 31, 2000      March 31, 1999
                                                             (UNAUDITED)         (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                   $   284,865         $   414,720
Adjustments to reconcile net income to
net cash provided by operating activities:
            Depreciation                                          22,018              31,847
            Gain on sale of property                            (291,151)           (380,849)
Increase (decrease) from changes in:
            Other assets                                            (884)             12,497
            Accounts payable                                      (3,389)             (4,933)
            Security deposits                                      4,272              (4,007)
                                                             -----------         -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         15,731              69,275
                                                             -----------         -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
            Proceeds from sale of rental real estate           2,231,250           1,283,129
             Investment in Note Receivable                    (1,750,000)                 --
            Principal payments on Note Receivable                 10,492                  --
                                                             -----------         -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        491,742           1,283,129
                                                             -----------         -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
            Repayment of notes payable                            (8,845)             (8,098)
            Distributions to minority interests                       --              (2,270)
            Distributions to limited partners                         --          (1,581,371)
            Distributions to general partner                          --             (17,081)
                                                             -----------         -----------
NET CASH USED IN FINANCING ACTIVITIES                             (8,845)         (1,608,820)
                                                             -----------         -----------

NET INCREASE, (DECREASE) IN CASH AND CASH EQUIVALENTS            498,628            (256,416)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   5,223             257,749
                                                             -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   503,851         $     1,333
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


COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income for the three months ended March 31, 2000 or 1999.

NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the limited partners' share of net income by the weighted average number of limited partnership units outstanding for the period.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1999



NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10Q, and do not contain certain information included in the Partnership's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

NOTE 2 - RENTAL REAL ESTATE HELD FOR SALE

As of March 31, 2000, the Partnership owns the following rental real estate property.

Location (Property Name)                      Date Purchased            Cost
==================================================================================
Clovis, California                           January 23, 1987         $2,854,221

The major categories of property are:          March 31, 2000  December 31, 1999
----------------------------------------------------------------------------------
Land                                               $  878,645         $1,631,966
Building and Improvements                           1,959,467          3,822,668
Furniture and Fixtures                                 16,109             16,109
----------------------------------------------------------------------------------
                                                    2,854,221          5,470,743
Less accumulated depreciation                         430,855          1,085,260
----------------------------------------------------------------------------------
Net rental real estate held for sale               $2,423,366         $4,385,483
==================================================================================

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

Two tenants accounted for 62% and 24%, respectively, for the three months ended March 31, 2000;

Two tenants accounted for 52% and 45%, respectively, for the three months ended March 31, 1999.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1999 (CONTINUED)



NOTE 3 - NOTE RECEIVABLE

On February 4, 2000, the Partnership sold its property located in the Simi Valley of California to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The note, which is secured by the property sold, provides for interest at 6% and monthly payments of principal and interest of $10,492. The note matures on February 4, 2004 and all remaining amounts of principal and interest are due on that date. $1,739,508 was the receivable balance at March 31, 2000.

NOTE 4 - NOTES PAYABLE

In October 1996, the Partnership obtained permanent financing secured by a first deed of trust from a major insurance company to replace the construction loan on Shaw Villa Shopping Center, which is located in Clovis, California. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five year Treasury Note yield for the seventh week prior to the adjustment date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal and interest of $13,593. The note payable balance is $1,396,829 and $1,405,674 at March 31, 2000 and December 31, 1999.

The fair value of the note approximated $1,391,000 based on current lending rates, which approximate industry lending rate on this type of property at this location.

The aggregate annual future principal maturities at March 31, 2000 are as follows:

                                                       AMOUNT
================================================================================
               2001                                 $    37,547
               2002                                      41,110
               2003                                      45,011
               2004                                      49,282
               2005                                      53,959
               Thereafter                             1,169,920
--------------------------------------------------------------------------------
               Total                                $ 1,396,829
================================================================================

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1999 (CONTINUED)



NOTE 5 - RELATED PARTY TRANSACTIONS

(a) For management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $0 for the quarter ended March 31, 2000 and $17,081 for the quarter ended March 31, 1999. See also Note 6.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended March 31, 2000 and March 31, 1999.

 (c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $3,567 for the quarter ended March 31, 2000, and $7,569 for the quarter ended March 31, 1999.

NOTE 6 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 2000 and 1999.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                              Outstanding         Amount               Total
Record Date                      Units           Per Unit          Distribution
================================================================================
March 19, 1999                   7,499      $191.03 to $188.52      $ 1,427,641
December 31, 1998                7,499            $ 20.50               153,730
--------------------------------------------------------------------------------

Total                                                               $ 1,581,371
================================================================================

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1999 (CONTINUED)


NOTE 7 - LIQUIDATION OF PARTNERSHIP

At March 31, 2000, the Partnership's remaining property is held for sale.
The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining property will be sold and the Partnership will be liquidated during 2000. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

NOTE 8 - SUBSEQUENT EVENT

On April 5, 2000 the Partnership distributed $479,936 or $64.00 per Limited Partnership unit.

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

The Partnership's principal investment objectives are to invest in rental real estate properties, which will:

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


RESULTS OF OPERATIONS - MARCH 31, 2000 VS. MARCH 31, 1999

Operations for the quarter ended March 31, 2000, reflect the operations of the Shaw Villa Shopping Center and the Simi Valley building prior to its sale on February 4, 2000.

Net income for the quarter ended March 31, 2000 of $284,865 was lower than the net income for the quarter ended March 31, 1999 of $414,720, primarily because the $380,849 gain recognized from the sale of the Encinitas, California properties in 1999 exceed the gain of $291,151 recognized on the Simi Valley property in 2000.

Rental revenue for the three months ended March 31, 2000 decreased from that for the three months ended March 31, 1999 by $75,476, due to lower rents collected as a result of properties sold during 1999. Interest income decreased $457 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to lower cash balances maintained in money market accounts during the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999

Operating expenses decreased $21,820 (56%) because fewer properties were owned during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. General and administrative expenses increased $3,540 (19%) due to higher legal and accounting expenses. Depreciation expense decreased $9,829 (31%) during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 primarily because of the properties sold in 1999 and 2000.

During the quarter ended March 31, 1999, the Partnership distributed $1,598,452 to the general and limited partners and $2,270 to the holder of the minority interest. No amounts were distributed in the quarter ended March 31, 2000. Cash proceeds from the sale of the Simi Valley property were distributed in April 2000. Cash basis income for the quarter ended March 31, 2000 was $15,732. This was derived by adding depreciation and amortization expense to net income, less the gain on sale of properties. In contrast, cash basis income for the quarter ended March 31, 1999 was $65,718.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - MARCH 31, 2000 VS. MARCH 31, 1999 (CONTINUED)

Overall the Partnership generated $15,732 in income from operations before depreciation expense of $22,018 and $291,151 gain from the sale of the Simi Valley, California property for the quarter ended March 31, 2000. This compares to the quarter ended March 31, 1999 when cash basis income totaled $65,718 before depreciation expense of $31,847 and $380,849 gain from the sale of the Encinitas, California properties. Net income per limited partnership unit decreased from $49.39 in 1999 to $31.98 in 2000. The number of limited partnership units outstanding in each quarter was 7,499.


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

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2000, the Partnership made no distributions to the limited or general partners. During the quarter ended March 31, 1999, the Partnership made distributions to the limited partners totaling $1,581,371 of which $1,474,510 constituted a return of capital. This includes a distribution of $1,427,641 from the sale of the two properties located in Encinitas, California, which were sold in January 1999. The remaining distribution of $153,730 or $20.50 per limited partnership unit compares unfavorably to the $190,529 in cash generated from property operations (net income plus depreciation expense). Additionally, the partnership distributed $17,081 to the general partner and $2,270 to the minority interest partner during the quarter ended March 31, 1999.

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

The second factor relates to the condition of the Partnership's property. The Partnership's property is in good condition. There is no foreseeable need to increase reserves to fund deferred or unusual maintenance and repair expenditures.

The third factor relates to life cycle. The Partnership completed its funding, acquisition and operating stages of properties in previous years. The Partnership is in the disposition stage. As part of the disposition stage, the Partnership has listed its remaining property for sale.

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

The General Partner is attempting to sell the remaining property owned by the Partnership. Once the Shaw Villa Shopping Center is sold and the note receivable taken in connection with the sale of the Simi Valley property is liquidated, the net proceeds will be distributed to the limited and general partners in accordance with the partnership agreement, and the partnership will then be terminated and dissolved.

CASH FLOWS - MARCH 31, 2000 VS. MARCH 31, 1999

Cash resources increased $498,628 during the three months ended March 31, 2000 compared to a $256,416 decrease in cash resources for the three months ended March 31, 1999. The primary reason for the increase in cash resources in 2000 was cash provided from the sale of the Simi Valley Property. Such proceeds were distributed to the Limited Partners and the General Partner in April 2000. Cash provided by operating activities increased by $15,731 with the largest

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

contributor being $15,732 in cash basis net income for the three months ended March 31, 2000. In contrast, the three months ended March 31, 1999 provided $69,275 in cash from operating activities due primarily to $65,718 in cash basis net income. For the three months ended March 31, 1999, financing activities used $1,608,820 via distributions to limited, general and minority partners totaling $1,600,722 and repayments on notes payable of $8,098. In contrast, for the three months ended March 31, 2000, financing activities used $8,845 for repayments on note payable.

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



                         ASSOCIATED PLANNERS REALTY FUND
                        A California Limited Partnership
                                  (Registrant)



                                         By:   WEST COAST REALTY ADVISORS, INC.
                                                  A California Corporation,
                                                       General Partner



                                                       John R. Lindsey
May 10, 2000                                  --------------------------------
                                                  Vice President/Treasurer



                                                    W. Thomas Maudlin Jr.
May 10, 2000                                  --------------------------------
                                                President of General Partner