Form 10-Q
period 2000-06-30
ASSOCIATED PLANNERS REALTY FUND
filed 2000-08-14
CIK 785791

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                                 --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-16805

                         ASSOCIATED PLANNERS REALTY FUND
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                       95-4036980
         -------------                                 -----------------
   (State or other Jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)



                        5933 W. CENTURY BLVD., SUITE 900
                          LOS ANGELES, CALIFORNIA 90045
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 670-0800
                                 ---------------
              (Registrant's telephone number, including area code)

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

                         ASSOCIATED PLANNERS REALTY FUND

                                      INDEX

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                                                                        PAGE NO.
--------------------------------------------------------------------------------
Item 1.  Financial Statements
         Balance Sheets -
         June 30, 2000 and December 31, 1999                                  3

         Statements of Partner's Equity  -
         Six Months Ended June 30, 2000 and 1999                              4

         Statements of Income -
         Three Months and Six Months Ended June 30, 2000 and 1999             5

         Statements of Cash Flow -
         Six Months Ended June 30, 2000 and 1999                              6

         Summary of Accounting Policies                                       7

         Notes to Financial Statements                                        9

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   13

PART II- OTHER INFORMATION

Item 1.  Exhibit and reports on Form 8-K                                     19

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

---------------------------------------------------------------------------------------------------------
                                                                       JUNE 30, 2000    December 31, 1999
                                                                        (UNAUDITED)
---------------------------------------------------------------------------------------------------------
ASSETS
Rental real estate held for sale, less accumulated
   depreciation (Note 2)                                                 $2,405,960        $4,385,483
Cash and cash equivalents                                                    22,099             5,223
Note receivable (Note 3)                                                  1,737,979
Other assets                                                                 17,548            14,430
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $4,183,586        $4,405,136

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                                              $     --          $    2,270
      Related party (Note 5)                                                  7,053            13,934
   Notes payable (Note 4)                                                 1,387,737         1,405,674
   Security deposits and prepaid rent                                        18,982            22,079
   Other liabilities                                                         10,660              --
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                         1,424,432         1,443,957

PARTNERS' EQUITY (NOTES 6 AND 7) LIMITED PARTNERS:
   $1,000 stated value per unit - authorized
      7,500 units; issued and outstanding 7,499                           2,627,963         2,875,885
   General partner                                                          131,191            85,294
------------------------------------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY                                                    2,759,154         2,961,179
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                   $4,183,586        $4,405,136
======================================================================================================

                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                                        LIMITED PARTNERS     GENERAL
                                                               TOTAL          UNITS        AMOUNT            PARTNER
BALANCE AT DECEMBER 31, 1999                              $ 2,961,179         7,499      $ 2,875,885       $    85,294

Net income                                                    277,911          --            232,014            45,897

Distributions to limited partners                            (479,936)         --           (479,936)             --
                                                          -----------         -----      -----------       -----------

BALANCE AT JUNE 30, 2000                                  $ 2,759,154         7,499      $ 2,627,963       $   131,191
                                                          ===========         =====      ===========       ===========


                         SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)
                                                                                        LIMITED PARTNERS      GENERAL
                                                             TOTAL           UNITS           AMOUNT           PARTNER
BALANCE AT DECEMBER 31, 1998                              $ 4,218,566         7,499      $ 4,164,156         $  54,410

Net income                                                    429,933          --            381,207            48,726

Distributions to limited partners                          (1,581,371)         --         (1,581,371)             --

Distributions to general partner (Note 5 (a))                 (31,502)         --               --             (31,502)
                                                          -----------         -----      -----------         ---------
BALANCE AT JUNE 30, 1999                                  $ 3,035,626         7,499      $ 2,963,992         $  71,634
                                                          ===========         =====      ===========         =========


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME


-------------------------------------------------------------------------------------------------------------------------------
                                                        THREE MONTHS          Three Months        SIX MONTHS       Six Months
                                                            ENDED                Ended               ENDED            Ended
                                                        JUNE 30, 2000         June 30, 1999      JUNE 30, 2000    June 30, 1999
                                                         (UNAUDITED)          (Unaudited)         (UNAUDITED)      (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
   Rental (Note 2)                                        $  76,692           $ 124,586            $ 151,680      $ 275,050
   Gain on sale of property                                    --                  --                291,151        380,849
   Interest                                                  24,997                 425               37,791         13,676
---------------------------------------------------------------------------------------------------------------------------
                                                            101,689             125,011              480,622        669,575
---------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
   Operating                                                  7,683              10,962               25,049         40,208
   Property taxes                                             5,617              10,350               13,070         20,699
   Property management fees (Note 5(c))                       4,281               6,268                7,848         13,837
   General and administrative                                31,268              17,875               53,657         46,943
   Depreciation and amortization                             17,406              31,847               39,424         63,693
   Interest expense (Note 4)                                 42,388              32,495               63,663         54,262
---------------------------------------------------------------------------------------------------------------------------
                                                            108,643             109,797              202,711        239,642
---------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                         $  (6,954)          $  15,214              277,911        429,933
===========================================================================================================================

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
UNIT (Note 6)                                              $  (1.04)          $    1.44            $   30.94      $   50.83
---------------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------
                                                                SIX MONTHS        Six Months
                                                                  ENDED              Ended
                                                              JUNE 30, 2000      June 30, 1999
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (UNAUDITED)        (Unaudited)
-----------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net income                                                     $   277,911       $   429,933
Adjustments to reconcile net income to
net cash provided by operating activities:
            Depreciation                                            39,424            63,693
            Gain on sale of property                              (291,151)         (380,849)
Increase (decrease) from changes in:
            Other assets                                            (3,118)           10,740
            Accounts payable                                        (9,151)           13,199
            Security deposits and prepaid rent                      (3,097)          (16,037)
            Other liabilities                                       10,660              --
                                                               -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           21,478           120,679
                                                               -----------       -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
            Proceeds from sale of rental real estate               481,250         1,283,129
            Principal payments from Note Receivable                 12,021              --
                                                               -----------       -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          493,271         1,283,129
                                                               -----------       -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
            Repayment of notes payable                             (17,937)          (16,382)
            Distributions to minority interests                       --              (2,270)
            Distributions to limited partners                     (479,936)       (1,581,371)
            Distributions to general partner                          --             (31,502)
                                                               -----------       -----------
NET CASH USED IN FINANCING ACTIVITIES                             (497,873)       (1,631,525)
                                                               -----------       -----------
                                                                                    (497,873)
NET INCREASE, (DECREASE) IN CASH AND CASH EQUIVALENTS               16,876            16,876
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     5,223           257,749
                                                               -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    22,099       $    30,032
                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid during the period for interest           $    63,663       $    54,262
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   ACTIVITY:
            Note Receivable issued in sale of real estate      $ 1,750,000              --


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

BASIS OF PRESENTATION

The financial statements do not give effect to any assets that the partners may have outside of their interest in the partnership, nor to any personal obligations, including income taxes, of the partners.

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

STATEMENT OF CASH FLOWS

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

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income (loss) for the six months ended June 30, 2000 or 1999.

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is calculated by dividing the limited partners' share of net income (loss) by the weighted average number of limited partnership units outstanding for the period.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1999

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Partnership's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

NOTE 2 - RENTAL REAL ESTATE HELD FOR SALE

As of June 30, 2000, the Partnership owns the following rental real estate property.


Location (Property Name)                             Date Purchased                       Cost
--------------------------------------------------------------------------------------------------
Clovis, California                                  January 23, 1987                    $2,854,220

The major categories of property are:                  June 30, 2000             December 31, 1999
--------------------------------------------------------------------------------------------------
Land                                                        $878,646                    $1,631,966
Building and Improvements                                  1,959,465                     3,822,668
Furniture and Fixtures                                        16,109                        16,109
--------------------------------------------------------------------------------------------------
                                                           2,854,220                     5,470,743
Less accumulated depreciation                                448,260                     1,085,260
--------------------------------------------------------------------------------------------------
Net rental real estate held for sale                      $2,405,960                    $4,385,483
==================================================================================================


A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

Two tenants accounted for 49% and 14%, respectively, for the six months ended June 30, 2000;

Two tenants accounted for 56% and 42%, respectively, for the six months ended June 30, 1999.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1999 (CONTINUED)

NOTE 3 - NOTE RECEIVABLE

On February 4, 2000, the Partnership sold its property located in the Simi Valley of California to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The note, which is secured by the property sold, provides for interest at 6% and monthly payments of principal and interest of $10,492. The note matures on February 4, 2004 and all remaining amounts of principal and interest are due on that date. The receivable balance was $1,737,979 as of June 30, 2000.

NOTE 4 - NOTES PAYABLE

In October 1996, the Partnership obtained permanent financing secured by a first deed of trust from a major insurance company to replace the construction loan on Shaw Villa Shopping Center, which is located in Clovis, California. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five year Treasury Note yield for the seventh week prior to the adjustment date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; balance due November 1, 2006; and current monthly payments of principal and interest of $13,593. The note payable balance was $1,387,737 and $1,405,674 as of June 30, 2000 and December 31, 1999.

The aggregate annual future principal maturities at June 30, 2000 are as follows:

                                                            AMOUNT
 ---------------------------------------------------------------------
         2001                                           $     38,406
         2002                                                 42,052
         2003                                                 46,043
         2004                                                 50,412
         2005                                                 55,196
         Thereafter                                        1,155,628
 ---------------------------------------------------------------------
         Total                                          $  1,387,737
======================================================================


                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1999 (CONTINUED)

NOTE 5 - RELATED PARTY TRANSACTIONS

(a) For management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $0 for the quarter ended June 30, 2000 and $14,421 for the quarter ended June 30, 1999 and $0 for the six months ended June 30, 2000 and $31,502 for the six months ended June 30,1999.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended June 30, 2000 and June 30, 1999 and $6,000 for the six months ended June 30, 2000 and 1999.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $4,281 for the quarter ended June 30, 2000 and $6,268 for the quarter ended June 30, 1999, and $7,848 for the six months ended June 30, 2000 and $13,837 for the six months ended June 30, 1999 .

NOTE 6 - NET INCOME (LOSS) AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income (Loss) per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 2000 and 1999.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:


                                  Outstanding           Amount            Total
Record Date                          Units             Per Unit        Distribution
------------------------------------------------------------------------------------
December 31, 1998                    7,499              $ 20.50         $  153,730
March 19, 1999                       7,499        $191.03 to $188.52     1,427,641
March 15, 2000                       7,499              $64.00             479,936
------------------------------------------------------------------------------------
Total                                                                   $2,061,307
====================================================================================


                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
               SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1999 (CONTINUED)


NOTE 7 - LIQUIDATION OF PARTNERSHIP

At June 30, 2000, the Partnership's remaining property is held for sale. The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining property will be sold and the Partnership will be liquidated during 2000. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

Operations for the six months ended June 30, 2000, reflect the operations of the Simi Valley building prior to its sale on February 4, 2000 and of the Shaw Villa Shopping Center.

Net income for the six months ended June 30, 2000 of $277,911 was lower than the net income for the six months ended June 30, 1999 of $429,933, primarily because the $380,849 gain recognized from the sale of the Encinitas, California properties in January 1999 exceeded the gain of $291,151 recognized on the Simi Valley property in February 2000. In addition rental income decreased primarily as a result of the vacancy of the Simi Valley property starting May 31, 1999 and its subsequent sale in February 2000.

Rental revenue for the six months ended June 30, 2000 decreased from that for the six months ended June 30, 1999 by $123,370, due to lower rents collected as a result of the vacancy and subsequent sale of the Simi Valley property. Interest income increased $24,115 for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 primarily due to interest income on the note receivable received in connection with the sale of the Simi Valley property.

Operating expenses decreased $15,159 (37.70%) because fewer properties were owned during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. General and administrative expenses increased $6,714 (14.30%) due to higher legal and accounting expenses. Depreciation expense decreased $24,269 (38.10%) during the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily because of the property sold in February 2000.

During the six months ended June 30, 2000 the Partnership distributed $479,936 to the limited partners as compared to the six months ended June 30, 1999 when the Partnership distributed $1,612,873 to the general and limited partners and $2,270 to the minority interest. Cash proceeds from the sale of the Simi Valley property were distributed in April 2000, while the proceeds from the sale of the two properties located in Encinatas were distributed March 1999. Cash basis income for the six months ended June 30, 2000 was $26,184. This was derived by adding depreciation and amortization expense to net income, less the gain on sale of properties. In contrast cash basis income for the six months ended June 30, 1999 was $112,777.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

Overall the Partnership generated $26,184 in income from operations before depreciation expense of $39,424 and $291,151 gain from the sale of the Simi Valley, California property for the six months ended June 30, 2000. This compares to the six months ended June 30, 1999 when cash basis income totaled $112,777 before depreciation expense of $63,693 and $380,849 gain from the sale of the Encinitas, California properties. Net income per limited partnership unit decreased from $50.83 in 1999 to $30.94 in 2000. The weighted average number of limited partnership units remained unchanged at 7,499 in each six month period.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

Operations for the quarter ended June 30, 2000, reflect the operations of the Partnership's remaining property Shaw Villa Shopping Center. In contrast the quarter ending June 30, 1999 also includes the operations of the Simi Valley property which was sold in February 2000.

The net loss for the quarter ended June 30, 2000 of ($6,954) compares with net income of $15,214 for the quarter ended June 30, 1999.

Rental revenue decreased $47,894 (38.44%) for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The decrease was primarily due to two months of rental income on the Simi Valley property for this period in 1999, followed by the vacancy of the property as of May 31, 1999 and its subsequent sale in February 2000. Interest income increased $24,572 for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 primarily due to interest income on the note receivable received in connection with the sale of the Simi Valley property.

Operating expenses decreased $3,279 (29.91%) and depreciation expense decreased $14,441 (45.34%) during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 primarily due to the sale of the Simi Valley property in February 2000. General and administrative expenses increased $13,393 (74.93%) due to higher legal and accounting expenses.

During the quarter ended June 30, 2000, the Partnership distributed $479,936 to the limited partners, as compared to the quarter ended June 30, 1999 when the Partnership distributed $14,421 to the general partner. This increase was primarily due to the distribution of the cash proceeds from the sale of the Simi Valley property in April 2000. Cash basis income for the quarter ended

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999 (CONTINUED)

June 30, 2000 was $10,452. This was derived by adding depreciation and amortization expense to net income, less the gain on sale of properties. In contrast cash basis income for the quarter ended June 30, 1999 was $47,061.

Overall the Partnership generated $10,452 in income from operations before depreciation expense of $17,406. This compares unfavorably to the quarter ended June 30, 1999 when cash basis income totaled $47,061 before depreciation expense of $31,847. Net income (loss) per limited partnership unit decreased from $1.44 in 1999 to $(1.04) in 2000. The number of limited partnership units outstanding in each quarter was 7,499.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2000, the Partnership made distributions to the limited partners totaling $479,936 of which $232,458 constituted a return of capital. This includes the distribution of proceeds from the sale of the Simi Valley property. During the six months ended June 30, 1999, the Partnership made distributions to the limited partners totaling $1,581,321 of which $1,506,012 constituted a return of capital. This includes the distribution of $1,427,641 from the sale of the two properties located in Encinitas, California, which were sold in January 1999. The remaining distribution of $153,730 or $20.50 per limited partnership unit compares unfavorably to the $190,529 in cash generated from property operations (net income plus depreciation expense) for the six months ended December 31, 1998 on which such distributions were based. Additionally, the partnership distributed $31,502 to the general partner and $2,270 to the minority interest during the six months ended June 30, 1999.

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

CASH FLOWS - SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

Cash resources increased $16,876 during the six months ended June 30, 2000 compared to a $227,717 decrease in cash resources for the six months ended June 30, 1999. Cash provided by operating activities increased by $21,478 for the six months ended June 30, 2000 with the largest

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS - SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

contributor being $277,911 in net income offset by $291,151 resulting form the sale of the Simi Valley property. In contrast, the six months ended June 30, 1999 provided $120,679 in cash from operating activities due primarily to $429,933 in net income offset by $380,849, resulting from the gain on the sale of the two Encinatas properties. Investing activities resulted in a $493,271 increase in cash resources during the six months ending June 30, 2000 due to cash proceeds from the sale of the Simi Valley property. Investing activities resulted in a $1,283,129 increase in cash resources during the six months ended June 30, 1999 due to cash proceeds from the sale of the two properties located in Encinitas, California. For the six months ended June 30, 2000 financing activities used $497,873 because of distributions to limited partners totaling $479,936 and repayments on notes payable of $17,937. Cash from financing activities decreased $1,631,525 during the six months ended June 30, 1999 due to $1,615,143 being distributed to the limited, general and minority interests and $16,382 used as payments on notes payable.

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



                                      ASSOCIATED PLANNERS REALTY FUND
                                      A California Limited Partnership
                                                (Registrant)



                                      By:   WEST COAST REALTY ADVISORS, INC.
                                              A California Corporation,
                                                    General Partner

                                                  /s/ JOHN R. LINDSEY
August 14, 2000                              -------------------------------
                                                    John R. Lindsey
                                                Vice President/Treasurer


                                                 /s/ W. THOMAS MAUDLIN JR.
August 14, 2000                               -------------------------------
                                                   W. Thomas Maudlin Jr.
                                                President of General Partner