Form 10-Q
period 2000-09-30
ASSOCIATED PLANNERS REALTY FUND
filed 2000-11-14
CIK 785791

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                                               ------------------

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                         Commission file number 0-16805

                         ASSOCIATED PLANNERS REALTY FUND
                         -------------------------------
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                    95-4036980
               ----------                                    ----------
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

                                 (310) 670-0800
                                ----------------
              (Registrant's telephone number, including area code)

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

                         ASSOCIATED PLANNERS REALTY FUND

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                PAGE NO.
------------------------------------------------------------------------------------------
Item 1.  Financial Statements
------------------------------------------------------------------------------------------
           Balance Sheets -
           September 30, 2000 and December 31, 1999                                3

           Statements of Partner's Equity  -
           Nine Months Ended September 30, 2000 and 1999                           4

           Statements of Income -
           Three Months and Nine Months Ended September 30, 2000 and 1999          5

           Statements of Cash Flow -
           Nine Months Ended September 30, 2000 and 1999                           6

           Summary of Accounting Policies                                          7

           Notes to Financial Statements                                           9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                           13

PART II - OTHER INFORMATION


Item 1.   Exhibit and reports on Form 8-K                                         19

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2000            1999
                                                                    (UNAUDITED)
----------------------------------------------------------------------------------------------
ASSETS
Rental real estate held for sale, less accumulated
   depreciation (Note 2)                                            $2,388,554      $4,385,483
Cash and cash equivalents                                               53,474           5,223
Note receivable (Note 3)                                             1,717,470              00
Other assets                                                            15,664          14,430
----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $4,175,162      $4,405,136

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                                         $   15,750      $    2,270
      Related party (Note 5)                                             6,723          13,934
   Notes payable (Note 4)                                            1,378,459       1,405,674
   Security deposits and prepaid rent                                   10,314          22,079
   Other liabilities                                                    18,031              --
----------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                    1,429,277       1,443,957

PARTNERS' EQUITY (NOTES 6 AND 7) LIMITED PARTNERS:
    $1,000 stated value per unit - authorized
    7,500 units; issued and outstanding 7,499                        2,611,455       2,875,885
  General partner                                                      134,430          85,294
----------------------------------------------------------------------------------------------
TOTAL PARTNERS' EQUITY                                               2,745,885       2,961,179
----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                              $4,175,162      $4,405,136
==============================================================================================

==============================================================================================


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                                        LIMITED
                                                                                        PARTNERS          GENERAL
                                                      TOTAL             UNITS            AMOUNT           PARTNER
                                                   -----------       -----------      -----------       -----------
BALANCE AT DECEMBER 31, 1999                       $ 2,961,179             7,499      $ 2,875,885       $    85,294

Net income                                             294,638                --          245,502            49,136

Distributions to limited partners                     (509,932)               --         (509,932)               --
                                                   -----------       -----------      -----------       -----------

BALANCE AT SEPTEMBER 30, 2000                      $ 2,745,885             7,499      $ 2,611,455       $   134,430
                                                   ===========       ===========      ===========       ===========


                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                                                       LIMITED
                                                                                       PARTNERS           GENERAL
                                                      TOTAL             UNITS           AMOUNT            PARTNER
                                                   -----------       -----------      -----------       -----------
BALANCE AT DECEMBER 31, 1998                       $ 4,218,566             7,499      $ 4,164,156       $    54,410

Net income                                             387,886                --          340,499            47,387

Distributions to limited partners                   (1,581,371)               --       (1,581,371)               --

Distributions to general partner (Note 5 (a))          (31,502)               --               --           (31,502)
                                                   -----------       -----------      -----------       -----------

BALANCE AT SEPTEMBER 30, 1999                      $ 2,993,579             7,499      $ 2,923,284       $    70,295
                                                   ===========       ===========      ===========       ===========



                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------
                                               THREE MONTHS   THREE MONTHS     NINE MONTHS    NINE MONTHS
                                                   ENDED          ENDED           ENDED          ENDED
                                               SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                   2000           1999            2000           1999
                                                (UNAUDITED)    (UNAUDITED)     (UNAUDITED)    (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
REVENUES
   Rental (Note 2)                               $  76,720      $  77,108       $ 228,400      $ 353,981
   Gain on sale of property                             --             --         291,151        380,849
   Interest                                         26,285             90          64,076         13,766
--------------------------------------------------------------------------------------------------------

                                                   103,005         77,198         583,627        748,596
--------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
   Operating                                         6,514         21,245          31,563         42,943
   Property taxes                                    7,477         15,180          20,547         36,156
   Property management fees (Note 5(c))              3,723          3,877          11,571         17,714
   General and administrative                       19,905         14,792          73,562         81,790
   Depreciation and amortization                    17,406         31,847          56,830         95,540
   Interest expense                                 31,253         32,305          94,916         86,567
--------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
                                                    86,278        119,246         288,989        360,710
--------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                $  16,727      $ (42,048)      $ 294,638      $ 387,886

========================================================================================================

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
UNIT (Note 6)                                    $    1.80      $   (5.43)      $   32.74      $   45.41
========================================================================================================


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------
                                                               NINE MONTHS       NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  2000              1999
                                                               (UNAUDITED)       (UNAUDITED)
---------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                     $   294,638       $   387,886
Adjustments to reconcile net income to
net cash provided by operating activities:
            Depreciation                                            56,830            95,540
            Gain on sale of property                              (291,151)         (380,849)
Increase (decrease) from changes in:
            Other assets                                            (1,234)           15,654
            Accounts payable                                         6,269            (7,258)
            Security deposits and prepaid rent                     (11,765)           (3,794)
            Other liabilities                                       18,031                --
                                                               -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           71,618           107,179
                                                               -----------       -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
            Proceeds from sale of rental real estate               481,250         1,283,129
            Principal payments from note receivable                 32,530                --
                                                               -----------       -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          513,780         1,283,129
                                                               -----------       -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
            Repayment of notes payable                             (27,215)          (24,856)
            Distributions to minority interests                         --            (2,270)
            Distributions to limited partners                     (509,932)       (1,581,371)
            Distributions to general partner                            --           (31,502)
                                                               -----------       -----------
NET CASH USED IN FINANCING ACTIVITIES                             (537,147)       (1,639,999)
                                                               -----------       -----------

NET INCREASE, (DECREASE) IN CASH AND CASH EQUIVALENTS               48,251          (249,691)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     5,223           257,749
                                                               -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    53,474       $     8,058
                                                               ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid during the period for interest           $    94,916       $    86,567
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:
            Note Receivable issued in sale of real estate      $ 1,750,000                --


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

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income (loss) for the nine months ended September 30, 2000 or 1999.

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is calculated by dividing the limited partners' share of net income (loss) by the weighted average number of limited partnership units outstanding for the period.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 1999

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2000, and the results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Partnership's audited consolidated financial statements and notes for the fiscal year ended December 31, 1999.

NOTE 2 - RENTAL REAL ESTATE HELD FOR SALE

As of September 30, 2000, the Partnership owns the following rental real estate property.

LOCATION (PROPERTY NAME)                 DATE PURCHASED               COST
===============================================================================
Clovis, California                     January 23, 1987            $2,854,220


The major categories of property are:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     2000              1999
===============================================================================
Land                                              $  878,646        $1,631,966
Building and Improvements                          1,959,465         3,822,668
Furniture and Fixtures                                16,109            16,109
-------------------------------------------------------------------------------
                                                   2,854,220         5,470,743
Less accumulated depreciation                        465,666         1,085,260
-------------------------------------------------------------------------------
Net rental real estate held for sale              $2,388,554        $4,385,483
==============================================================================


A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

Three tenants accounted for 49%, 14% and 11%, respectively, for the nine months ended September 30, 2000;

Two tenants accounted for 63% and 31%, respectively, for the nine months ended September 30, 1999.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1999 (CONTINUED)


NOTE 3 - NOTE RECEIVABLE

On February 4, 2000, the Partnership sold its property located in the Simi Valley of California to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The note, which is secured by the property sold, provides for interest at 6% and monthly payments of principal and interest of $10,492. The note matures on February 4, 2004 and all remaining amounts of principal and interest are due on that date. The receivable balance was $1,717,470 as of September 30, 2000.

NOTE 4 - NOTES PAYABLE

In October 1996, the Partnership obtained permanent financing secured by a first deed of trust from a major insurance company to replace the construction loan on Shaw Villa Shopping Center, which is located in Clovis, California. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five year Treasury Note yield for the seventh week prior to the adjustment date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; balance due November 1, 2006; and current monthly payments of principal and interest of $13,593. The note payable balance was $1,378,459 and $1,405,674 as of September 30, 2000 and December 31, 1999.


The aggregate annual future principal maturities at September 30, 2000 are as follows:

                                                             AMOUNT
 ======================================================================
               2001                                       $    39,288
               2002                                            43,016
               2003                                            47,098
               2004                                            51,568
               2005                                            56,461
               Thereafter                                   1,141,028
 ----------------------------------------------------------------------
               Total                                      $ 1,378,459
 ======================================================================

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1999 (CONTINUED)


NOTE 5 - RELATED PARTY TRANSACTIONS

(a) For management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $0 for the quarter ended September 30, 2000 and $0 for the quarter ended September 30, 1999 and $0 for the nine months ended September 30, 2000 and $31,502 for the nine months ended September 30, 1999.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the quarter ended September 30, 2000 and September 30, 1999 and $9,000 for the nine months ended September 30, 2000 and 1999.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $3,723 for the quarter ended September 30, 2000 and $3,877 for the quarter ended September 30, 1999, and $11,571 for the nine months ended September 30, 2000 and $17,714 for the nine months ended September 30, 1999 .

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

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                            OUTSTANDING           AMOUNT              TOTAL
RECORD DATE                    UNITS             PER UNIT          DISTRIBUTION
================================================================================
December 31, 1998              7,499              $ 20.50           $   153,730
March 19, 1999                 7,499        $191.03 to $188.52        1,427,641
March 15, 2000                 7,499               $64.00               479,936
July 31, 2000                  7,499                $4.00                29,996
--------------------------------------------------------------------------------

Total                                                               $ 2,091,303
================================================================================

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 1999 (CONTINUED)


NOTE 7 - LIQUIDATION OF PARTNERSHIP

At September 30, 2000, the Partnership's remaining property is held for sale. The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining property will be sold and the Partnership will be liquidated during 2000. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

Operations for the nine months ended September 30, 2000, reflect the operations of the Simi Valley building prior to its sale on February 4, 2000 and of the Shaw Villa Shopping Center. Operations for the nine months ended September 30, 1999, reflect an entire period of operations for all the Partnership's properties, except for the two properties located in Encinatas, California which were sold in January 1999.

Net income for the nine months ended September 30, 2000 of $294,638 was lower than the net income for the nine months ended September 30, 1999 of $387,886, primarily because the $380,849 gain recognized from the sale of the Encinitas, California properties in January 1999 exceeded the gain of $291,151 recognized on the Simi Valley property in February 2000.

Rental revenue for the nine months ended September 30, 2000 decreased from that for the nine months ended September 30, 1999 by $125,581, due to lower rents collected as a result of the vacancy of the Simi Valley property starting May 31, 1999 and its subsequent sale in February 2000. Interest income increased $50,310 for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 primarily due to interest income on the note receivable received in connection with the sale of the Simi Valley property.

Operating expenses, property taxes, and property management fees decreased $33,132 (34.22%) because fewer properties were owned during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. General and administrative expenses decreased $8,228 (10.06%) due to lower property leasing expenses, partially offset by higher legal and accounting expenses. Depreciation expense decreased $38,710 (40.52%) during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily because of the sale of the Simi Valley property in February 2000.

During the nine months ended September 30, 2000 the Partnership distributed $509,932 to the limited partners as compared to the nine months ended September 30, 1999 when the Partnership distributed $1,612,873 to the general and limited partners and $2,270 to the minority interest. Cash proceeds from the sale of the Simi Valley property were distributed in April 2000, while the proceeds from the sale of the two properties located in Encinatas were distributed March 1999. Cash basis income for the nine months ended September 30, 2000 was $60,317. This was derived

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

by adding depreciation and amortization expense to net income, less the gain on sale of properties. In contrast cash basis income for the nine months ended September 30, 1999 was $102,577.

Overall the Partnership generated $60,317 in income from operations before depreciation expense of $56,830 and $291,151 gain from the sale of the Simi Valley, California property for the nine months ended September 30, 2000. This compares to the nine months ended September 30, 1999 when cash basis income totaled $102,577 before depreciation expense of $95,540 and $380,849 gain from the sale of the Encinitas, California properties. Net income per limited partnership unit decreased from $45.41 in 1999 to $32.74 in 2000. The weighted average number of limited partnership units remained unchanged at 7,499 in each nine month period.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

Operations for the quarter ended September 30, 2000, reflect the operations of the Partnership's remaining property Shaw Villa Shopping Center. In contrast the quarter ending September 30, 1999 also includes the operations of the Simi Valley property which was sold in February 2000.

The net income for the quarter ended September 30, 2000 of $16,727 compares with a net loss of $42,048 for the quarter ended September 30, 1999. The loss for the quarter ended September 30, 1999 was the result of continued expenses for operating the Simi Valley property while it remained vacant during the quarter. The Simi Valley property was sold in February 2000, reducing expenses and generating interest income from the note receivable received in connection with that sale.

Rental revenue of $76,720 for the quarter ended September 30, 2000 remained almost unchanged from the quarter ended September 30, 1999. Due to the vacancy of the Simi Valley property during the quarter ended September 30, 1999 and it subsequent sale in February 2000, the Shaw Villa Shopping Center was the only income producing property for both these quarters. Interest income increased $26,195 for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 primarily due to interest income on the note receivable received in connection with the sale of the Simi Valley property.

Operating expenses decreased $14,731 (69.34%) and depreciation expense decreased $14,441 (45.34%) during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 primarily due to the sale of the Simi Valley property in February 2000. General and administrative expenses increased $5,113 (34.57%) due to higher accounting expenses.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

During the quarter ended September 30, 2000, the Partnership distributed $29,996 to the limited partners, as compared to the quarter ended September 30, 1999 when the Partnership made no distributions to the partners. Cash basis income for the quarter ended September 30, 2000 was $34,133. This was derived by adding depreciation and amortization expense to net income. In contrast cash basis net loss for the quarter ended September 30, 1999 was $10,201.

Overall the Partnership generated $34,133 in income from operations before depreciation expense of $17,406. This compares favorably to the quarter ended September 30, 1999 when cash basis net loss totaled $10,201 before depreciation expense of $31,847. Net income (loss) per limited partnership unit for the quarter increased from $(5.43) in 1999 to $1.80 in 2000. The number of limited partnership units outstanding in each quarter was 7,499.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2000, the Partnership made distributions to the limited partners totaling $509,932 of which $232,458 constituted a return of capital. This includes the distribution of proceeds from the sale of the Simi Valley property. During the nine months ended September 30, 1999, the Partnership made distributions to the general and limited partners totaling $1,612,873 of which $1,506,012 constituted a return of capital, primarily due to proceeds distributed of $1,427,641 from the sale of the two properties located in Encinitas, California. The remaining distribution of $153,730 or $20.50 per limited partnership unit compares unfavorably to the $190,529 in cash generated from property operations (net income plus depreciation expense) for the six months ended December 31, 1998 on which such distributions were based. Additionally, the partnership distributed $31,502 to the general partner and $2,270 to the minority interest during the nine months ended September 30, 1999.

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

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

Cash resources increased $48,251 during the nine months ended September 30, 2000 compared to a $249,691 decrease in cash resources for the nine months ended September 30, 1999. Cash provided by operating activities increased by $71,618 for the nine months ended September 30, 2000 with the largest contributor being $294,638 in net income offset by $291,151 resulting from the sale of the Simi Valley property. In contrast, the nine months ended September 30, 1999 provided $107,179 in cash from operating activities due primarily to $387,886 in net income offset by $380,849, resulting from the gain on the sale of the two Encinatas properties. Investing activities resulted in a $513,780 increase in cash resources during the nine months ending September 30, 2000, due to cash proceeds from the sale of the Simi Valley property of $481,250 and principal payments on the note receivable of $32,530. Investing activities resulted in a $1,283,129 increase in cash resources during the nine months ended September 30, 1999 due to cash proceeds from the sale of the two properties located in Encinitas, California. For the nine months ended September 30, 2000 financing activities used $537,147 because of distributions to limited partners totaling $509,932 and repayments on notes payable of $27,215. Cash from financing activities decreased $1,639,999 during the nine months ended September 30, 1999 due to $1,615,143 being distributed to the limited, general and minority interests and $24,856 used as payments on notes payable.

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



                                      ASSOCIATED PLANNERS REALTY FUND
                                      A California Limited Partnership
                                               (Registrant)



                                      By:   WEST COAST REALTY ADVISORS, INC.
                                               A California Corporation,
                                                    General Partner


November 14, 2000                                   /s/ John R. Lindsey
                                            ------------------------------------
                                                      John R. Lindsey
                                                  Vice President/Treasurer



November 14, 2000                                 /s/ W. Thomas Maudlin Jr.
                                            ------------------------------------
                                                   W. Thomas Maudlin Jr.
                                                President of General Partner