Form 10-K405
period 2000-12-31
ASSOCIATED PLANNERS REALTY FUND
filed 2001-03-30
CIK 785791

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark One)

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Partnership to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements.

                                     PART I

ITEM 1.   BUSINESS

Associated Planners Realty Fund (the "Partnership"), was organized in November 1985, under the California Revised Limited Partnership Act. The General Partner is West Coast Realty Advisors, Inc. ("WCRA" or "the Advisor"), a California corporation.

The Partnership was organized for the purpose of investing in, holding, and managing improved, income-producing property, such as residential properties, office buildings, commercial buildings, industrial properties, mini-warehouse facilities, and shopping centers ("Properties"), which are believed to have potential for cash flow and capital appreciation. The Partnership intended on owning and operating such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 2000, the Partnership had no employees.

The Partnership's principal investment objectives are to invest the net proceeds in real properties which will:

        1. Preserve and protect the Partnership's invested capital;
        2. Provide for cash distributions from operations;
        3. Provide gains through potential appreciation; and
        4. Generate federal income tax deductions so that a portion of cash distributions may be treated as a return of capital for tax purposes and therefore, may not represent taxable income to the limited partners.

The Partnership acquired an 81.2% interest in two office buildings on December 31, 1986 in a joint venture with a related party, a 100% interest in a shopping center on January 23, 1987, a 100% interest in a commercial office building on November 12, 1987, and a 100% interest in a mini-warehouse facility on May 9, 1988. The terms of the joint venture called for Associated Planners Realty Fund to receive 81.2% of the operating profits and depreciation expense on the two office buildings acquired in 1986. The office buildings were sold in January 1999 and upon disposition of the properties, the Partnership received 81.2% of the proceeds received from the sale. The mini-warehouse facility acquired in 1988 was sold in May 1995 and the commercial office building acquired in 1987 was sold in February 2000, both to unrelated parties. All properties are located in California except for the mini-warehouse which was located in Washington. At December 31, 2000 the Partnership's only remaining property is the shopping center acquired on January 23, 1987.

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

The Partnership is subject to competitive conditions that exist in the local markets where it operates rental real estate. These conditions are discussed in
Item 2 -- "Properties".

The Partnership is operated by the General Partner, subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by WCRA.

At December 31, 2000, the Partnership's remaining property is held for sale. The General Partner plans to liquidate the Partnership after the final property is sold and any remaining notes receivable are liquidated. There is no assurance that the remaining property will be sold and the Partnership will be liquidated during 2001. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

ITEM 2. PROPERTIES

SHAW VILLA SHOPPING CENTER

On January 23, 1987, the Partnership purchased the Shaw Villa Shopping Center (the "Center"), located in Clovis, California. The Center was completed in 1978, and is situated on 69,260 square feet of land. The Center originally consisted of two buildings of 8,250 and 4,428 square feet each. In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. An additional 4,000 square feet of space was then added to the existing 8,250 square foot building and the 4,428 square foot building was also expanded by 3,844 square feet. The construction was completed during 1995 and total construction costs of $1,372,900 were allocated to land, building and improvements. Included in the construction cost was $87,838 of capitalized construction loan interest. After expansion the two buildings totaled 20,522 square feet. Stores range in size from 1,000 to 3,000 square feet in the larger building. There are ninety-two parking spaces available within the Center.

Wherehouse Entertainment, Inc. (the "Wherehouse") occupies the 8,250 square foot building under a lease which runs through February 28, 2011, and calls for minimum monthly rent of $10,588 per month. The Wherehouse's 2000 rental income represented 49% of the total Partnership consolidated rental revenue.

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan obtained to finance the expansion. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.10% fixed for five years then may be adjusted to the weekly average of the five-year Treasury Note yield for the seventh week prior to the Adjustment Date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; amortized over 20 years; due November 1, 2006; and current monthly payments of principal, interest and property taxes of $13,593.

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

The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis of the property are the same. In the opinion of the General Partner, the property is adequately insured. The property is managed by West Coast Realty Management, Inc. ("WCRM").

The occupancy rate of the property for the past five years was 100% during 1996 and 1997, 91% during 1998, 92% during 1999, and 88% during 2000. The occupancy rate was 92% at December 31, 2000.

The total original acquisition cost of the Shaw Villa Shopping Center was $2,854,221. The acquisition date was January 23, 1987.

As of December 31, 2000, the Center is being held for sale. There is no assurance that the property will be sold during 2001.



ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

At December 31, 2000, there were 7,499 limited partnership units outstanding and 605 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop. There are no units available for sale at December 31, 2000.

Distributions totaling $509,932, $1,581,371, and $257,891 were made to limited partners in 2000, 1999, and 1998. The General Partner distributions totaled $0, $31,502, and $28,654 for 2000, 1999 and 1998.

The Partnership pays distributions on a semi-annual basis and at the discretion of management. The semi-annual distributions include cash distributions for the previous six months of operations.

The limited partner distribution amounts for 2000, 1999 and 1998 are summarized below:

                                                          UNITS          TOTAL
     RECORD DATE            DATE PAID       PER UNIT    OUTSTANDING       PAID
     -----------        -----------------   --------    -----------    ---------
  December 31, 1997      February 6, 1998     20.39        7,499         152,905
    June 30, 1998        August 10, 1998      14.00        7,499         104,986
  December 31, 1998     February 12, 1999     20.50        7,499         153,729
  February 28, 1999       March 13, 1999     190.38        7,499       1,427,642
    March 15, 2000        April 5, 2000       64.00        7,499         479,936
    July 31, 2000        August 18, 2000       4.00        7,499          29,996

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

                                           2000        1999        1998        1997        1996
                                        ----------  ----------  ----------  ----------  ----------
 Operations for the years ended
 December 31:
   Revenues                             $ 686,610   $ 829,676   $ 728,167   $802,528    $ 722,358
   Net income                             304,614     355,486     148,902    202,403      177,055
   Net income per Limited Partner           33.73       39.09       15.88      22.31        19.69
 Unit*
   Distributions per Limited Partner        68.00      210.88       34.39      39.79        33.65
 Unit*

 Financial position at December 31,
   Total assets                         $4,187,472  $4,405,136  $5,906,905  $6,092,548  $6,146,615
   Note payable                          1,368,968   1,405,674   1,439,198   1,469,817   1,497,782
   Partners' equity                      2,755,861   2,961,179   4,218,566   4,356,209   4,392,108

----------
*Net income and distributions per limited partner unit were based on the weighted average number of outstanding units.

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

RESULTS OF OPERATIONS - 2000 VS. 1999

Operations for the year ended December 31, 2000, reflect the operations of the Simi Valley building prior to its sale on February 4, 2000 and of the Shaw Villa Shopping Center for the entire year.

Net income for the year ended December 31, 2000 of $304,614 was $50,872 lower than the net income for the year ended December 31, 1999 of $355,486, primarily because the gain recognized on the Simi Valley property sale in February 2000 was less than the gain recognized from the sale of the Encinitas, California properties in January 1999.

Rental revenue decreased $129,832 (29.85%) as compared to 1999. The decrease in rental revenue was the result of the vacancy of the Simi Valley property, starting May 31, 1999, and its subsequent sale in February 2000. On February 4, 2000 the Partnership sold the Simi Valley property to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The Partnership recognized a gain of $291,151 from the sale of the property. Interest income increased $76,464 primarily due to interest income on the note receivable received in connection with the sale of the Simi Valley property.

Costs and expenses decreased $92,194 (19.44%) as compared to 1999. The decrease is due to decreases in operating and depreciation expenses of $100,521 resulting from the sale of the Simi Valley property. General and administrative expenses increased $11,531, primarily due to professional fees.

Cash basis income for the year ended December 31, 2000 was $87,699. In contrast cash basis income for the year ended December 31, 1999 was $102,024. Cash basis income is derived by adding depreciation and amortization expense, and the minority interest in the net income, less the gain on sale of properties, to net income.

The number of limited partnership units remained unchanged at 7,499 for 2000 and 1999. Net income per limited partnership unit decreased from $39.09 in 1999 to $33.73 in 2000.

RESULTS OF OPERATIONS - 1999 VS. 1998

Operations for the year ended December 31, 1999 reflect an entire period of operations for the two properties owned by the Partnership.

Net income increased $206,584 (139%) to $355,486 from $148,902 for the years ended December 31, 1999 and 1998. The increase is largely due to the gain recognized from the sale of two properties in 1999.

Rental revenue decreased $283,022 (39%) as compared to 1998. This can be attributed to the sale of the two Calle Magdalena properties during January 1999. These two office buildings, located in Encinitas, California, were sold to unaffiliated buyers for a total of $1,675,000. The Partnership recognized a total gain of $475,938 from the sale of the properties. Of this amount $95,089 was allocated to the minority interest.

Overall costs and expenses decreased $98,234 (17%) to $471,190 for the year ended December 31, 1999. Most of the cost decrease is due to the sale of the two Calle Magdalena properties. Due to the sale the Partnership has one remaining note payable which reduced interest expense $20,015. Since the Partnership had a smaller property portfolio, operating expenses decreased $71,889.

Cash basis income (net income plus depreciation and amortization expense, plus minority interest in income, less gain on sale) for 1999 was $102,024 in 1999, which is a $220,002 decrease from 1998.

Net income per limited partnership unit increased from $15.88 in 1998 to $39.09 in 1999.

QUARTERLY FINANCIAL DATA   (UNAUDITED)

For the year ending December 31, 2000

                                     1st Quarter      2nd Quarter     3rd Quarter    4th Quarter
                                     -----------      -----------     -----------    -----------
Total revenues                         $378,933         $101,689       $ 103,005      $ 102,983
Net income (loss)                       284,865           (6,954)         16,727          9,976
Net income (loss) per limited
  partnership unit                        31.98            (1.04)           1.80           0.99


For the year ending December 31, 1999

                                     1st Quarter      2nd Quarter     3rd Quarter    4th Quarter
                                     -----------      -----------     -----------    -----------
Total revenues                         $544,564         $480,622       $  77,198      $  81,080
Net income (loss)                       414,720          277,911         (42,048)       (32,400)
Net income (loss) per limited
  partnership unit                        49.39             1.44           (5.43)         (6.31)

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2000, the Partnership made distributions to the limited partners and the general partners totaling $509,932 of which $232,458 constituted a return of capital. This includes the distribution of proceeds from the sale of the Simi Valley property in April 2000. Distributions compared favorably to the $378,850 in cash generated from property operations (net income plus depreciation expense). During the year ended December 31, 1999, the Partnership distributed $1,612,873 to the general and limited partners and $288,871 for the minority interest. Proceeds from the sale of the two properties located in Encinitas were distributed March 1999. It is the intention of management to make semi-annually distributions of cash, subject to the maintenance of reasonable reserves. The semi-annual distributions will include cash distributions for the previous six months of operations.

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

Slowdowns in the economy, inflation and changing prices have had a nominal effect on the Partnership's revenues and income from continuing operations. During the fourteen years of the Partnership's existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California. The Partnership has several lease clauses with its tenants that will help alleviate much of the negative impact of inflation. Among these are the triple net leases at the Shaw Villa Shopping Center giving the Partnership an ability to pass on higher operating costs to its tenants.

The General Partner is attempting to sell the remaining property owned by the Partnership. Once the Shaw Villa Shopping Center is sold and the note receivable taken in connection with the sale of the Simi Valley property is liquidated, the net proceeds will be distributed to the limited and general partners in accordance with the partnership agreement, and the partnership will then be terminated and dissolved. There is no assurance that the remaining property will be sold and the partnership will be liquidated during 2001. The financial statements do not contain any adjustments that might result from the liquidation of the partnership.

CASH FLOWS 2000 VS. 1999

Cash resources increased $113,192 during the year ended December 31, 2000 compared to a $5,223 increase in cash resources for the year ended December 31, 1999. Cash provided by operating activities increased by $118,991 for the year ended December 31, 2000 with the largest contributor being $304,614 in net income offset by $291,151 resulting from the sale of the Simi Valley property. Investing activities resulted in a $535,616 increase in cash resources for the year 2000, due to cash proceeds from the sale of the Simi Valley property of $481,250 and principal payments on the note receivable of $54,366. For the year ended December 31, 2000 financing activities used $546,638 because of distributions to limited partners totaling $509,932 and repayments on notes payable of $36,706.

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

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company will adopt the requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133", and supplemented by implementation guidance issued by FASB's Derivative Implementation Group. SFAS No. 133 requires, among other things, that all derivatives be recognized as either assets or liabilities and measured at estimated fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the estimated fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. Implementation of SFAS No. 133, as amended, is not expected to have a material impact on the Company's financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             None

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants .......................    11

Balance Sheets - December 31, 2000 and 1999 ..............................    12

Consolidated Statements of Income for the years ended
        December 31, 2000, 1999 and 1998 .................................    13

Statements of Partners' Equity for the years ended
        December 31, 2000, 1999 and 1998..................................    14

Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998 .................................    15

Summary of Accounting Policies ........................................... 16-17

Notes to Consolidated Financial Statements ............................... 18-21

Financial Statement Schedules
        Schedule III-Real Estate and Accumulated Depreciation ............    27
        Schedule IV-Mortgage Loan on Real Estate .........................    28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Associated Planners Realty Fund
(a California Limited Partnership)
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, as of December 31, 2000 and 1999 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, the Partnership's remaining property is held for sale as of December 31, 2000. The General Partner plans to liquidate the Partnership after the final property is sold and any notes receivable are liquidated. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Fund (a California limited partnership) and consolidated entities, at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules presents fairly, in all material respects, the information set forth therein.


                                                   BDO SEIDMAN, LLP

Los Angeles, California
February 2, 2001

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 BALANCE SHEETS


                                                                        December 31,
                                                                  ------------------------
                                                                     2000          1999
                                                                  ----------    ----------

ASSETS

Rental real estate held for sale, less accumulated
  depreciation (Notes 2, and 8)                                   $2,371,148    $4,385,483
Cash and cash equivalents                                            113,192         5,223
Note receivable (Note 3)                                           1,695,634             -
Other assets                                                           7,498        14,430
                                                                  ----------    ----------
Total assets                                                      $4,187,472    $4,405,136
                                                                  ==========    ==========

LIABILITIES AND PARTNERS' EQUITY

 LIABILITIES
  Accounts payable:
    Trade                                                         $   31,000    $    2,270
    Related party (Note 6(d))                                          6,875        13,934
  Notes payable (Note 4)                                           1,368,968     1,405,674
  Security deposits and prepaid rent                                  12,614        11,419
  Other liabilities                                                   12,154        10,660
                                                                  ----------    ----------
Total liabilities                                                  1,431,611     1,443,957
                                                                  ----------    ----------

PARTNERS' EQUITY
  Limited partners:
    $1,000 stated value per unit - authorized 7,500 units;         2,618,867     2,875,885
      issued and outstanding 7,499 units
  General partner                                                    136,994        85,294
                                                                  ----------    ----------
Total partners' equity                                             2,755,861     2,961,179
                                                                  ----------    ----------

Total liabilities and partners' equity                            $4,187,472    $4,405,136
                                                                  ==========    ==========

See accompanying summary of accounting policies and notes to consolidated financial statements.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        Years ended December 31,
                                                    --------------------------------
                                                      2000        1999        1998
                                                    --------    --------    --------
REVENUES
  Rental (Notes 2 and 5)                            $305,157    $434,989    $718,011
  Gain on sale of property (Note 2)                  291,151     475,938           -
  Interest                                            90,302      13,838      10,156
                                                    --------    --------    --------

 TOTAL REVENUE                                       686,610     924,765     728,167
                                                    --------    --------    --------

COST AND EXPENSES
  Operating (Note 6)                                  82,667     130,037     201,926
  General and administrative (Note 6)                 98,960      87,429      54,863
  Depreciation and amortization                       74,236     127,387     166,283
  Interest expense                                   126,133     129,337     149,352
                                                    --------    --------    --------

 TOTAL COST AND EXPENSE                              381,996     474,190     572,424
                                                    --------    --------    --------

INCOME FROM OPERATIONS                               304,614     450,575     155,743

MINORITY INTEREST IN NET LOSS (INCOME) OF JOINT
  VENTURES (Note 6(c))                                     -     (95,089)     (6,841)
                                                    --------    --------    --------

NET INCOME                                          $304,614    $355,486    $148,902
                                                    --------    --------    --------

NET INCOME PER LIMITED PARTNERSHIP UNIT (Note 7)    $  33.73    $  39.09    $  15.88
                                                    --------    --------    --------

See accompanying summary of accounting policies and notes to consolidated financial statements.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                         STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                  Limited Partners
                                               ----------------------   General
                                               Units      Amount        Partner         Total
                                               -----    -----------     --------     -----------
BALANCE, January 1, 1998                       7,499      4,303,000       53,209       4,356,209

  Net income for the year                          -        119,047       29,855         148,902
  Distribution to limited partners (Note 7)        -       (257,891)           -        (257,891)
  Distribution to general partners                 -              -      (28,654)        (28,654)
                                               -----    -----------     --------     -----------

BALANCE, December 31, 1998                     7,499      4,164,156       54,410       4,218,566

  Net income for the year                          -        293,100       62,386         355,486
  Distribution to limited partners (Note 7)        -     (1,581,371)           -      (1,581,371)
  Distribution to general partners                 -              -      (31,502)        (31,502)
                                               -----    -----------     --------     -----------

BALANCE, December 31, 1999                     7,499    $ 2,875,885     $ 85,294     $ 2,961,179

  Net income for the year                          -        252,914       51,700         304,614
  Distribution to limited partners (Note 7)        -       (509,932)           -        (509,932)
  Distribution to general partners                 -              -            -               -
                                               -----    -----------     --------     -----------

BALANCE, December 31, 2000                     7,499      2,618,867      136,994       2,755,861
                                               =====    ===========     ========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

           ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,                                          2000           1999          1998
------------------------                                       ----------    -----------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $  304,614    $   355,486     $148,902
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                  74,236        127,387      166,283
    Minority interest in net (loss) income                             --         95,089        6,841
    Gain on sale of property                                     (291,151)      (475,938)          --
  Increase (decrease) from changes in operating
    assets and liabilities:
    Other assets                                                    6,932         28,064       (2,682)
    Accounts payable - trade                                       28,730         (8,644)      (5,238)
    Accounts payable - related party                               (7,059)          (491)       1,050
    Security deposits and prepaid rent                              1,195         (7,941)      (2,234)
    Other liabilities                                               1,494             --           --
                                                               ----------    -----------     --------

Net cash provided by operating activities                         118,991        113,012      312,922
                                                               ----------    -----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of rental real estate                        481,250      1,569,730           --
  Principal payments from notes receivable                         54,366
  Rental real estate improvements                                      --             --       (7,850)
                                                               ----------    -----------     --------

Net cash provided by (used in) investing activities               535,616      1,569,730       (7,850)
                                                               ----------    -----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to limited partners                              (509,932)    (1,581,371)    (257,891)
  Distributions to general partners                                    --        (31,502)     (28,654)
  Distributions to minority interest                                   --       (288,871)     (17,800)
  Principle payments on notes payable                             (36,706)       (33,524)     (30,619)
                                                               ----------    -----------     --------

Net cash used in financing activities                            (546,638)    (1,935,268)    (334,964)
                                                               ----------    -----------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              107,969       (252,526)     (29,892)

CASH AND CASH EQUIVALENTS, beginning of year                        5,223        257,749      287,641
                                                               ----------    -----------     --------

CASH AND CASH EQUIVALENTS, end of year                         $  113,192    $     5,223     $257,749
                                                               ==========    ===========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                       $  126,410   $    118,677     $138,438

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY
   Note receivable issued in sale of real estate               $1,750,000             --           --
                                                               ==========    ===========     ========

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

general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income for each of the years ended December 31, 2000, 1999 and 1998.

NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the limited partners share of net income by the weighted average number of limited partnership units outstanding for the period.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company will adopt the requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133", and supplemented by implementation guidance issued by FASB's Derivative Implementation Group. SFAS No. 133 requires, among other things, that all derivatives be recognized as either assets or liabilities and measured at estimated fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the estimated fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. Implementation of SFAS No. 133, as amended, is not expected to have a material impact on the Company's financial statements.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- NATURE OF PARTNERSHIP

The Partnership began accepting subscriptions in March 1986 and completed its funding in December 1987.

Under the terms of the partnership agreement, the General Partner, West Coast Realty Advisors, is entitled to cash distributions ranging from 10% to 15%. The General Partner is also entitled to allocations of 10% of operating income before depreciation, 1% of depreciation and amortization, and 15% of the gain on sale of properties, in accordance with the partnership agreement.

NOTE 2 -- RENTAL REAL ESTATE

As of December 31, 2000, the Partnership owns the following rental real estate property:

Location (Property Name)                Date Purchased                   Cost
------------------------                ----------------               ---------
Clovis, California                      January 23, 1987               2,854,220

The major categories of property are:

December 31,                                              2000           1999
------------                                           ----------     ----------
Land                                                   $  878,646     $1,631,966
Buildings and improvements                              1,959,465      3,822,668
Furniture and fixtures                                     16,109         16,109
                                                       ----------     ----------
                                                        2,854,220      5,470,743
Less accumulated depreciation                             483,072      1,085,260
                                                       ----------     ----------
Rental real estate, net                                $2,371,148     $4,385,483
                                                       ==========     ==========

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

        Three tenants accounted for 49%, 14%, and 11% in 2000;
        Two tenants accounted for 62% and 24% in 1999;
        Three tenants accounted for 20%, 14%, and 11% in 1998;

On February 4, 2000 the Partnership sold the Simi Valley property to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The Partnership recognized a gain of $291,151 from the sale of the property. The net proceeds received from the sale were distributed to the limited partners and the General partner in accordance with the Partnership Agreement on April 5, 2000 to holders of units as of March 15, 2000.

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

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -- NOTE RECEIVABLE

On February 4, 2000, the Partnership sold its property located in the Simi Valley of California to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The note, which is secured by the property sold, provides for interest at 6.00% and monthly payments of principal and interest of $10,492. The note matures on February 4, 2004 and all remaining amounts of principal and interest are due on that date. The fair value of the note receivable was $1,695,634 as of December 31, 2000.

NOTE 4 -- NOTES PAYABLE

The Partnership holds permanent financing secured by a first deed of trust from a major insurance company on the Shaw Villa Shopping Center. The terms of the loan are as follows: Principal - $1,500,000; Interest rate of 9.10% fixed until October 2001 then may be adjusted to the weekly average of the five year Treasury Note yield for the seventh week prior to the adjustment date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; due November 1, 2006; and current monthly payments of principal, interest and property taxes of $13,593. The fair value of the note approximated $1,302,765 based on current lending rates which approximate industry lending rate on this type of property at this location.

The aggregate annual future maturities at December 31, 2000 are as follows:

Years ending December 31,                                               Amount
-------------------------                                             ----------
            2001                                                      $   40,189
            2002                                                          44,002
            2003                                                          48,178
            2004                                                          52,750
            2005                                                          57,755
            Thereafter                                                 1,126,094
                                                                      ----------
            Total                                                     $1,368,968
                                                                      ==========

NOTE 5 -- FUTURE MINIMUM RENTAL INCOME

As of December 31, 2000, future minimum rental income under existing leases, excluding month to month rental agreements, that have remaining noncancelable terms in excess of one year are as follows:

Years ending December 31,                                               Amount
-------------------------                                             ----------
            2001                                                      $  272,575
            2002                                                         233,813
            2003                                                         213,260
            2004                                                         213,583
            2005                                                         212,473
            Thereafter                                                   882,222
                                                                      ----------
            Total                                                     $2,027,926
                                                                      ==========

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable lease expires.

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -- RELATED PARTY TRANSACTIONS

(a) In accordance with the partnership agreement, compensation earned by or services reimbursed to the General Partner consisted of the following:

                                                    Year ended December 31,
                                               ---------------------------------
                                                2000         1999         1998
                                               -------      -------      -------
 Partnership management fees                   $     -      $21,771      $28,654
 Administrative services:
   Data processing                               4,800        4,044        4,800
   Postage                                       2,500        1,802        2,500
   Investor processing                           1,875        1,900        1,875
   Investor Communications                       1,475        1,144        1,475
   Duplication                                     900          600          900
   Miscellaneous                                   450          241          450
                                               -------      -------      -------
                                               $12,000      $31,502      $40,654
                                               =======      =======      =======

(b) Property management fees to West Coast Realty Management, Inc. ("WCRM"), an affiliate of the General Partner, were $15,446, $26,424 and $36,671 for 2000, 1999 and 1998.

(c) An affiliate owned an 18.8% minority interest in the two office buildings which were sold in January 1999. Distributions of $288,871 and $17,800 for 1999 and 1998 were made to the affiliate in connection with the minority interest. The minority interest in net income was $95,089 and $6,841 for 1999 and 1998.

(d) Related party accounts payable are as follows:

                                                                December 31,
                                                             -------------------
                                                             2000         1999
                                                             ------      -------
 West Coast Realty Advisors, Inc.                            $3,000      $ 6,000
 West Coast Realty Management, Inc.                           3,875        7,934
                                                             ------      -------
                                                             $6,875      $13,934
                                                             ======      =======

NOTE 7 -- NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                                        Outstanding     Amount
Record Date Distribution                   Units        Per Unit        Total
------------------------                -----------     --------      ----------
March 15, 2000                             7,499         64.00        $  479,936
July 31, 2000                              7,499          4.00            29,996
                                                                      ----------
Total                                                                 $  509,932
                                                                      ----------
February 28, 1999                          7,499         20.50        $  153,729
December 31, 1998                          7,499        190.38         1,427,642
                                                                      ----------
Total                                                                 $1,581,371
                                                                      ==========
June 30, 1998                              7,499         14.00        $  104,986
December 31, 1997                          7,499         20.39           152,905
                                                                      ----------
Total                                                                 $  257,891
                                                                      ==========

            ASSOCIATED PLANNERS REALTY FUND AND CONSOLIDATED ENTITIES
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Partnership pays distributions on a semi-annual basis and at the discretion of management. The semi-annual distributions include cash distributions for the previous six months of operations.

NOTE 8 -- LIQUIDATION OF PARTNERSHIP

At December 31, 2000, the Partnership's remaining properties is held for sale. The General Partner plans to liquidate the Partnership after the final property is sold and any remaining notes receivable are liquidated. There is no assurance that the remaining property will be sold and the Partnership will be liquidated during 2001. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

NOTE 9 -- SUBSEQUENT EVENT

On February 15, 2001 the Partnership distributed $37,495 or $5.00 per Limited Partnership unit, payable to holders of units as of December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The Partnership is managed by the General Partner. The Limited Partners have no right to participate in the management of the Partnership or its business. The General Partner is West Coast Realty Advisors, Inc., a California corporation.

        Resumes of the General Partner's principal officers and directors and a description of the General Partner are set forth in the following paragraphs. See description below.

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

        NEAL NAKAGIRI (Born 1954) serves as a Director of West Coast Realty Advisors, Inc. Mr. Nakagiri is also President and General Counsel of Associated Financial Group, Inc., the parent company of the General Partner. He is also President for two other subsidiaries, Associated Securities Corp. and Associated Planners Investment Advisory, Inc. He joined the "Associated" group of companies in March 1985. He was Vice President of Compliance with Morgan, Olmstead, Kennedy & Gardner from 1984 to 1985, First Vice President and Director of Compliance with Jefferies and Co., Inc. from 1981 to 1984, Vice President and Director of Compliance at W & D Securities, Inc. from 1980 to 1983, and an Investigator with the National Association of Securities Dealers, Inc. from 1976 to 1980. He has a B.A. degree in Economics from UCLA (1976) and a J.D. from Loyola Law School of Los Angeles (1991). He is a member of the California Bar and the Compliance and Legal Division of the Securities Industry Association.

        JOHN R. LINDSEY, (Born 1946) serves as Vice President/Treasurer of West Coast Realty Advisors, Inc. He is responsible for all facets of financial management of the Associated Financial Group, Inc. Previously, Mr. Lindsey was a consultant specializing in financial services, worked for a large financial institution and performed audits and consulting assignments for Price Waterhouse Coopers. He is a Certified Public Accountant and a member of the California Society of CPAs and the American Institute of CPAs. He received a BS in Business Administration and Accounting from the University of Southern California in 1968.

        SHIRLEY J. CORIA, (Born 1956) serves as Secretary of West Coast Realty Advisors, Inc. Ms. Coria is also Senior Vice President of Human Resources & Corporate Secretary of Associated Financial Group, Inc. Ms. Coria is responsible for all facets of Human Resources (both internally and for all affiliated branch offices). She also oversees all aspects of securities, insurance and investment advisory licensing and registration for those reps affiliated with Associated Securities Corp. and Associated Planners Investment Advisory, Inc. Ms. Coria holds a Bachelors of Arts degree in Social Work from California State University at Los Angeles as well as certification in Human Resource Management from UCLA. She also holds a Masters of Science degree in Human Resources Design from Claremont Graduate University.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Registrant was organized in November 1985 as a California Limited Partnership. Its General Partner is WCRA. The Registrant has no executive officers or directors. An officer of the General Partner made an original limited partnership contribution to the Partnership in November 1985, which was subsequently paid back to him in March 1988 when the Partnership met its minimum funding requirement. The General Partner and its affiliates are entitled to compensation from the Partnership for the following services rendered:

        1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash from operations. In addition the General Partner is entitled to reimbursement for certain public offering expenses, the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. For the year ended December 31, 2000 the amount paid the General Partner was $12,000.

        2. For property management services the General Partner engaged WCRM an affiliate of the General Partner. For the year ended December 31, 2000 WCRM earned property management fees of $15,466 from the Partnership. On December 31, 2000 the Partnership was indebted to WCRM for $3,875, which was paid subsequent to year-end.

        3. For the year ended December 31, 2000 the General Partner received a 10% allocation of operating income before depreciation of $8,769, a 1% allocation of depreciation expense of $742, and a 15% allocation of the gain on sale of the Simi Valley property of $43,673.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.     FINANCIAL STATEMENTS

             The following financial statements of Associated Planners Realty Income Fund, a California Limited Partnership, are included in
             PART II, ITEM 8:

                                                                                 PAGE
                                                                                 ----
             Report of Independent Certified Public Accountants ...............    11

             Balance Sheets - December 31, 2000 and 1999 ......................    12

             Consolidated Statements of Income for the years ended
                  December 31, 2000, 1999, and 1998 ...........................    13

             Statements of Partners' Equity for the years ended
                  December 31, 2000, 1999, and 1998 ...........................    14

             Consolidated Statements of Cash Flows for the years ended
                  December 31, 2000, 1999, and 1998 ...........................    15

             Summary of Accounting Policies ................................... 16-17

             Notes to Consolidated Financial Statements ....................... 18-21

        (c)  FINANCIAL STATEMENT SCHEDULES

             Schedule III--Real Estate and Accumulated Depreciation ...........    27

             Schedule IV--Mortgage Loan on Real Estate ........................    28

             All other schedules have been omitted because they are either not required, not applicable, or the information has been otherwise supplied.

(b)     REPORTS ON FORM 8-K

        NONE

(c)     EXHIBITS

        NONE

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION        DECEMBER 31, 2000

INFORMATION REQUIRED BY RULE 12-28 IS AS FOLLOWS

                                                            Cost
                                                         Subsequent    Gross Amount at which
                                     Initial Cost        Capitalized   Carried at Close of
                                  --------------------   Subsequent           Period
                                           Building          to        ----------------------
                                              and        Acquisition             Building and   Total    Accumulated
Description        Encumbrances    Land    Improvements  Improvements    Land    Improvements    Cost    Depreciation
----------------   ------------  --------  ------------  ------------  --------  ------------  --------  ------------
Shaw Villa
Shopping Center
Clovis, CA           1,368,968    657,924    551,066       1,645,230    878,646    1,975,574   2,854,220      483,072
                    ----------   --------   --------       ---------   --------   ----------  ----------     ---------
Total               $1,368,968   $657,924   $551,066      $1,645,230   $878,646   $1,975,574  $2,854,220     $483,072
                    ==========   ========   ========       =========   ========   ==========  ==========     =========

                                             Life (Years)
                                             on which
                                             Depreciation
                                             is Computed
                       Year                  ------------
                   Construction     Date     Building and
Description          Completed    Acquired   Improvements
----------------   ------------   --------   ------------
Shaw Villa
Shopping Center
Clovis, CA              1978        1-87        31.5-40

Total

A reconciliation of cost for                           A reconciliation of accumulated
the years ending December 31,                          depreciation for the years ending
1998, 1999, and 2000 follows:                          December 31, 1998, 1999, and 2000
                                                       follows:

Balance at January 31, 1998       $ 7,030,222          Balance at January 31, 1998              $1,265,127
1998 Additions                          7,850          1998 Depreciation                           166,283
                                  ------------                                                  -----------
Balance at December 31, 1998        7,038,072          Balance at December 31, 1998              1,431,410
1999 Additions                              -          1999 Depreciation                           127,387
1999 Dispositions                  (1,567,329)         1999 Dispositions                          (473,537)
                                  ------------                                                  -----------
Balance at December 31, 1999        5,470,743          Balance at December 31, 1999             $1,085,260
2000 Additions                              -          2000 Depreciation                            74,236
2000 Dispositions                  (2,616,523)         2000 Dispositions                          (676,424)
                                  ------------                                                  -----------
Balance at December 31, 2000      $ 2,854,220          Balance at December 31, 2000             $  483,072
                                  ============                                                  ===========

SCHEDULE IV - MORTGAGE LOAN ON REAL ESTATE                     DECEMBER 31, 2000

INFORMATION REQUIRED BY RULE 12-29 IS AS FOLLOWS

                               Final          Period                                        Delinquent
                   Interest   Maturity        Payment       Prior      Face      Carrying   Principal/
Description          Rate       Date           Terms        Liens     Amount      Amount     Interest
-----------        --------   ---------   ---------------   -----   ----------  ---------   ----------
Shaw Villa          9.10%     11/1/2006     Monthly         None    $1,500,000  $1,368,968     None
Shopping Center-                            Principal &
Clovis, CA                                  Interest;
                                            Payment
                                          amortized over
                                             20 years,
                                          balloon payment
                                             11/2006

A reconciliation of mortgage loan payable for the years ended December 31, 1998, 1999, and 2000 as follows:

Balance at  January 31, 1998                                1,469,817
1998 Paydowns                                                 (30,619)
                                                           ----------

Balance at December 31, 1998                                1,439,198
1999 Paydowns                                                 (33,524)
                                                           ----------

Balance at December 31, 1999                               $1,405,674
2000 Paydowns                                                 (36,706)
                                                           ----------

Balance at December 31, 2000                               $1,368,968
                                                           ==========

                                   SIGNATURES


        Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ASSOCIATED PLANNERS REALTY FUND
                        A California Limited Partnership
                                   (Registrant





                                        By: COAST REALTY ADVISORS, INC.
                                                (A General Partner))



       /s/ W. Thomas Maudlin, Jr.              W. THOMAS MAUDLIN, JR.
------------------------------------                  (President)





         /s/ John R. Lindsey                       JOHN R. LINDSEY
------------------------------------          (Vice President/Treasurer)


Date:  March 30, 2001