Form 10-Q
period 2001-03-31
ASSOCIATED PLANNERS REALTY FUND
filed 2001-05-14
CIK 785791

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

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

                         ASSOCIATED PLANNERS REALTY FUND

                                      INDEX

PART I -- FINANCIAL INFORMATION

                                                                             PAGE NO.
                                                                             --------
Item 1.  Financial Statements
            Balance Sheets -
            March 31, 2001 and December 31, 2000                                3

            Statements of Partner's Equity  -
            Three Months Ended March 31, 2001 and 2000                          4

            Statements of Income -
            Three Months Ended March 31, 2001 and 2000                          5

            Statements of Cash Flow -
            Three Months Ended March 31, 2001 and 2000                          6

            Summary of Accounting Policies                                      7

            Notes to Financial Statements                                       9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                          12

PART II- OTHER INFORMATION


Item 1.  Exhibits and Reports on Form 8-K                                        16

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                          MARCH 31, 2001    DECEMBER 31, 2000
                                                           (UNAUDITED)         (AUDITED)
                                                          --------------    -----------------
ASSETS
Rental real estate held for sale, less accumulated
   depreciation (Note 2)                                    $2,353,742         $2,371,148
Cash and cash equivalents                                      136,768            113,192
Note receivable (Note 3)                                     1,672,955          1,695,634
Other assets                                                    15,363              7,498
                                                            ----------         ----------
TOTAL ASSETS                                                $4,178,828         $4,187,472

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable:
      Trade                                                 $   38,714         $   31,000
      Related party (Note 5)                                     7,310              6,875
   Notes payable (Note 4)                                    1,359,260          1,368,968
   Security deposits and prepaid rent                           11,787             12,614
   Other liabilities                                            17,855             12,154
                                                            ----------         ----------
TOTAL LIABILITIES                                            1,434,926          1,431,611

PARTNERS' EQUITY (NOTES 6 AND 7) LIMITED PARTNERS:
    $1,000 stated value per unit -- authorized
      7,500 units; issued and outstanding 7,499              2,602,788          2,618,867
  General partner                                              141,114            136,994
                                                            ----------         ----------
TOTAL PARTNERS' EQUITY                                       2,743,902          2,755,861
                                                            ----------         ----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $4,178,828         $4,187,472
                                                            ==========         ==========


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

                                                                                LIMITED PARTNERS          GENERAL
                                             TOTAL                UNITS              AMOUNT               PARTNER
                                          -----------          -----------         -----------          -----------
BALANCE AT DECEMBER 31, 2000              $ 2,755,861                7,499         $ 2,618,867          $   136,994

Net income                                     25,536                   --              21,416                4,120

Distributions to limited partners             (37,495)                  --             (37,495)                  --
                                          -----------          -----------         -----------          -----------

BALANCE AT MARCH 31, 2001                 $ 2,743,902                7,499         $ 2,602,788          $   141,114
                                          ===========          ===========         ===========          ===========


                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

                                                                        LIMITED PARTNERS       GENERAL
                                       TOTAL              UNITS              AMOUNT            PARTNER
                                     ----------         ----------         ----------         ----------
BALANCE AT DECEMBER 31, 1999         $2,961,179              7,499         $2,875,885         $   85,294

Net income                              284,865                 --            239,839             45,026
                                     ----------         ----------         ----------         ----------

BALANCE AT MARCH 31, 2000            $3,246,044              7,499         $3,115,724         $  130,320
                                     ==========         ==========         ==========         ==========


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                           THREE MONTHS ENDED    THREE MONTHS ENDED
                                             MARCH 31, 2001        MARCH 31, 2000
                                               (UNAUDITED)          (UNAUDITED)
                                           ------------------    ------------------
REVENUES
   Rental (Note 2)                              $ 90,553             $ 74,988
   Gain on sale of property                           --              291,151
   Interest                                       26,325               12,794
                                                --------             --------

                                                 116,878              378,933
                                                --------             --------
COSTS AND EXPENSES
   Operating                                      11,005               17,366
   Property taxes                                  5,776                7,453
   Property management fees (Note 5(c))            4,310                3,567
   General and administrative                     21,848               22,389
   Depreciation and amortization                  17,406               22,018
   Interest expense                               30,997               21,275
                                                --------             --------

                                                  91,342               94,068
                                                --------             --------

NET INCOME                                      $ 25,536             $284,865
                                                ========             ========

NET INCOME PER LIMITED PARTNERSHIP
UNIT (Note 6)                                   $   2.86             $  31.98
                                                ========             ========


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS        THREE MONTHS
                                                                     ENDED               ENDED
                                                                MARCH 31, 2001       MARCH 31, 2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (UNAUDITED)          (UNAUDITED)
                                                                --------------       --------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                        $    25,536          $   284,865
Adjustments to reconcile net income to
net cash provided by operating activities:
            Depreciation                                               17,406               22,018
            Gain on sale of property                                       --             (291,151)
Increase (decrease) from changes in:
            Other assets                                               (7,865)                (884)
            Accounts payable                                            8,149               (3,389)
            Security deposits and prepaid rent                           (827)               4,272
            Other liabilities                                           5,701                   --
                                                                  -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              48,100               15,731
                                                                  -----------          -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
            Proceeds from sale of rental real estate                       --              481,250
            Principal payments from note receivable                    22,679               10,492
                                                                  -----------          -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                              22,679              491,742
                                                                  -----------          -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
            Repayment of notes payable                                 (9,708)              (8,845)
            Distributions to limited partners                         (37,495)                  --
                                                                  -----------          -----------
            NET CASH USED IN FINANCING ACTIVITIES                     (47,203)              (8,845)
                                                                  -----------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              23,576              498,628

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      113,192                5,223
                                                                  -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   136,768          $   503,851
                                                                  ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid during the period for interest              $    31,071          $    31,935
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITY:
            Note Receivable issued in sale of real estate                  --          $ 1,750,000


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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to Partners' equity except those due to investments by owners and distribution to owners. The Partnership does not have any components of comprehensive income for each of the three months ended March 31, 2001 and 2000.

NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the limited partners share of net income by the weighted average number of limited partnership units outstanding for the period.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Partnership adopted the requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133", and supplemented by implementation guidance issued by FASB's Derivative Implementation Group. SFAS No. 133 requires, among other things, that all derivatives be recognized as either assets or liabilities and measured at estimated fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the estimated fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. Implementation of SFAS No. 133, as amended, did not have a material impact on the Partnership's financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 2000

NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Partnership's audited financial statements and notes for the fiscal year ended December 31, 2000.

NOTE 2 -- RENTAL REAL ESTATE HELD FOR SALE

As of March 31, 2001, the Partnership owns the following rental real estate property.

Location (Property Name)                      Date Purchased             Cost
                                             ----------------         ----------
Clovis, California                           January 23, 1987         $2,854,220


The major categories of property are:         March 31, 2001       December 31, 2000
                                              --------------       -----------------
Land                                            $  878,646            $  878,646
Building and Improvements                        1,959,465             1,959,465
Furniture and Fixtures                              16,109                16,109
                                                ----------            ----------
                                                 2,854,220             2,854,220
Less accumulated depreciation                      500,478               483,072
                                                ----------            ----------
Net rental real estate held for sale            $2,353,742            $2,371,148
                                                ==========            ==========


A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

Three tenants accounted for 50%, 13% and 11%, respectively, for the three months ended March 31, 2001;

Two tenants accounted for 62% and 24%, respectively, for the three months ended March 31, 2000.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 2000 (CONTINUED)


NOTE 3 -- NOTE RECEIVABLE

On February 4, 2000, the Partnership sold its property located in the Simi Valley of California to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The note, which is secured by the property sold, provides for interest at 6% and monthly payments of principal and interest of $10,492. The note matures on February 4, 2004 and all remaining amounts of principal and interest are due on that date. The receivable balance was $1,672,955 as of March 31, 2001.

NOTE 4 - NOTES PAYABLE

In October 1996, the Partnership obtained permanent financing secured by a first deed of trust from a major insurance company to replace the construction loan on Shaw Villa Shopping Center, which is located in Clovis, California. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five year Treasury Note yield for the seventh week prior to the adjustment date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; balance due November 1, 2006; and current monthly payments of principal and interest of $13,593. The note payable balance was $1,359,260 and $1,368,968 as of March 31, 2001 and December 31, 2000.


The aggregate annual future principal maturities at March 31, 2001 are as follows:

                                                          AMOUNT
                                                       -----------
2002                                                   $    41,110
2003                                                        45,011
2004                                                        49,282
2005                                                        53,959
2006                                                        59,079
Thereafter                                               1,110,819
                                                       -----------

Total                                                  $ 1,359,260
                                                       ===========

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 2000 (CONTINUED)

NOTE 5 -- RELATED PARTY TRANSACTIONS

(a) For management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $0 for the three months ended March 31, 2001 and March 31, 2000.

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended March 31, 2001 and March 31, 2000.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $4,310 for the three months ended March 31, 2001 and $3,567 for the three months ended March 31, 2000.

NOTE 6 - NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 2001 and 2000.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

                                       Outstanding             Amount             Total
Record Date                               Units               Per Unit         Distribution
                                       -----------            --------         ------------
March 15, 2000                            7,499                $64.00            $479,936
July 31, 2000                             7,499                  4.00              29,996
December 31, 2000                         7,499                  5.00              37,495
                                          -----                ------            --------

Total                                                                            $547,427
                                                                                 ========


NOTE 7 - LIQUIDATION OF PARTNERSHIP

At March 31, 2001, the Partnership's remaining property is held for sale. The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining property will be sold and the Partnership will be liquidated during 2001. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

Operations for the quarter ended March 31, 2001, reflect the operations of the Partnership's remaining property Shaw Villa Shopping Center. In contrast the quarter ending March 31, 2000 also includes the operations of the Simi Valley property prior to its sale on February 4, 2000.

Net income for the quarter ended March 31, 2001 of $25,536 was lower than the net income for the quarter ended March 31, 2000 of $284,865 primarily as a result of the $291,151 gain on sale of the Simi Valley property in February 2000.

Rental revenue of $90,553 for the quarter ended March 31, 2001 increased $15,565 (20.76%) from the quarter ended March 31, 2000 due to higher base rents on the leases contracts for the Shaw Villa Shopping Center. Due to the vacancy of the Simi Valley property and its subsequent sale in February 2000, the Shaw Villa Shopping Center was the only income producing property for both these quarters. Interest income increased $13,531 for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily due to interest income on the note receivable received in connection with the sale of the Simi Valley property.

Operating expenses, property taxes, and property management fees decreased $7,295 (25.70%) for the quarter ending March 31, 2001, compared to the quarter ending March 31, 2000, primarily due to the sale of the Simi Valley property in February 2000. Depreciation and amortization expense decreased $4,612 (20.95%) because fewer properties were owned during the quarter ended March 31, 2001. Interest expense increased $9,722 (45.70%) for the quarter ending March 31, 2001, compared to the quarter ending March 31, 2000, primarily due the timing of the accrual for interest payable in the quarter ending March 31, 2000.

The Partnership generated $42,942 in income from operations before depreciation expense of $17,406 for the quarter ended March 31, 2001. In contrast cash basis income for the quarter ended March 31, 2000 was $15,732 before depreciation expense of $22,018 and $291,151 gain from the sale of the Simi Valley property. Net income per limited partnership unit for the quarter decreased from $31.98 in 2000 to $2.86 in 2000. The number of limited partnership units outstanding in each quarter was 7,499.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Partnership made distributions to the limited partners totaling $37,495 of which $16,079 constituted a return of capital. During the three months ended March 31, 2000, the Partnership made no distributions to the general and limited partners. Proceeds from the sale of the Simi Valley property were distributed in a special cash dividend to holders of units as of March 15, 2000 in April 2000. Management uses cash as its primary measure of the Partnership's liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership, in the short-term and long-term, depends on several factors. Among them are:

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

CASH FLOWS -- THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000

Cash resources increased $23,576 during the three months ended March 31, 2001 compared to a $498,628 increase in cash resources for the three months ended March 31, 2000. The three months ended March 31, 2001 provided $48,100 in cash from operating activities with the largest contributor being $25,536 in net income and $17,406 in depreciation. In contrast, the three months ended March 31, 2000 provided $15,731 in cash from operating activities due primarily to $284,865 in net income and $22,018 in depreciation, offset by $291,151 resulting from the gain on the sale of the Simi Valley property. Investing activities resulted in a $22,679 increase in cash resources during the three months ending March 31, 2001, due to principal repayments on the note receivable. Investing activities resulted in a $491,742 increase in cash resources during the three months ended March 31, 2000, primarily due to cash proceeds from the sale of the Simi Valley property. For the three months ended March 31, 2001 financing activities used $47,203 because of distributions to limited partners totaling $37,495 and repayments on notes payable of $9,708. Cash from financing activities used $8,845 during the three months ended March 31, 2000 due to principal repayments on notes payable.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                                     PART II


                         O T H E R  I N F O R M A T I O N


ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

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


                                ASSOCIATED PLANNERS REALTY FUND
                                A California Limited Partnership
                                        (Registrant)



                                      By: WEST COAST REALTY ADVISORS, INC.
                                            A California Corporation,
                                                General Partner



May 14, 2001                                /s/ JOHN R. LINDSEY
                                            ------------------------------------
                                            John R. Lindsey
                                            (Vice President/Treasurer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer, and
                                            Duly Authorized Officer)