Form 10-Q
period 2001-06-30
ASSOCIATED PLANNERS REALTY FUND
filed 2001-08-14
CIK 785791

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-16805

ASSOCIATED PLANNERS REALTY FUND
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-4036980

(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5933 W. CENTURY BLVD., SUITE 900
LOS ANGELES, CALIFORNIA 90045
(Address of principal executive offices)
(Zip Code)

(310) 670-0800
(Registrant’s telephone number, including area code)

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

ASSOCIATED PLANNERS REALTY FUND

INDEX

PART I — FINANCIAL INFORMATION

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)	Audited
ASSETS

Rental real estate held for sale, less accumulated depreciation (Note 2)	$2,336,336	$2,371,148

Cash and cash equivalents	177,607	113,192

Note receivable (Note 3)	1,649,935	1,695,634

Other assets	16,088	7,498

TOTAL ASSETS	$4,179,966	$4,187,472

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES

Accounts payable:

Trade	$20,725	$31,000

Related party (Note 5)	4,430	6,875

Notes payable (Note 4)	1,349,329	1,368,968

Security deposits and prepaid rent	14,875	12,614

Other liabilities	12,096	12,154

TOTAL LIABILITIES	1,401,455	1,431,611

PARTNERS’ EQUITY (Notes 6 and 7) Limited partners:

$1,000 stated value per unit — authorized 7,500 units; issued and outstanding 7,499	2,632,370	2,618,867

General partner	146,141	136,994

TOTAL PARTNERS’ EQUITY	2,778,511	2,755,861

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$4,179,966	$4,187,472

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENTS OF PARTNERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

			Limited Partners	General
	Total	Units	Amount	Partner

BALANCE AT DECEMBER 31, 2000	$2,755,861	7,499	$2,618,867	$136,994

Net income	60,145	—	50,998	9,147

Distributions to limited partners	(37,495)	—	(37,495)	—

BALANCE AT JUNE 30, 2001	$2,778,511	7,499	$2,632,370	$146,141

SIX MONTHS ENDED JUNE 30, 2000

(UNAUDITED)

			Limited Partners	General
	Total	Units	Amount	Partner

BALANCE AT DECEMBER 31, 1999	$2,961,179	7,499	$2,875,885	$85,294

Net income	277,911	—	232,014	45,897

Distributions to limited partners	(479,936)	—	(479,936)	—

BALANCE AT JUNE 30, 2000	$2,759,154	7,499	$2,627,963	$131,191

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENTS OF INCOME

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Rental (Note 2)	$89,899	$76,692	$180,452	$151,680

Gain on sale of property	—	—	—	291,151

Interest	26,114	24,997	52,439	37,791

	116,013	101,689	232,891	480,622

Operating	6,255	7,683	17,260	25,049

Property taxes	5,817	5,617	11,593	13,070

Property management fees (Note 5(c))	4,444	4,281	8,754	7,848

General and administrative	16,709	31,268	38,557	53,657

Depreciation and amortization	17,406	17,406	34,812	39,424

Interest expense (Note 4)	30,773	42,388	61,770	63,663

	81,404	108,643	172,746	202,711

NET INCOME (LOSS)	$34,609	$(6,954)	$60,145	$277,911

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT (Note 6)	$3.94	($1.04)	$6.80	$30.94

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:

Net income	$60,145	$277,911

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	34,812	39,424

Gain on sale of property	—	(291,151)

Increase (decrease) from changes in:

Other assets	(8,590)	(3,118)

Accounts payable	(12,720)	(9,151)

Security deposits and prepaid rent	2,261	(3,097)

Other liabilities	(58)	10,660

NET CASH PROVIDED BY OPERATING ACTIVITIES	75,850	21,478

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

Proceeds from sale of rental real estate	—	481,250

Principal payments from note receivable	45,699	12,021

NET CASH PROVIDED BY INVESTING ACTIVITIES	45,699	493,271

CASH FLOWS USED IN FINANCING ACTIVITIES:

Repayment of notes payable	(19,639)	(17,937)

Distributions to limited partners	(37,495)	(479,936)

NET CASH USED IN FINANCING ACTIVITIES	(57,134)	(497,873)

NET INCREASE IN CASH AND CASH EQUIVALENTS	64,415	16,876

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,192	5,223

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,607	$22,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$61,919	$63,663

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:

Note Receivable issued in sale of real estate	—	$1,750,000

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)
SUMMARY OF ACCOUNTING POLICIES

BUSINESS

Associated Planners Realty Fund (the “Partnership”), a California limited partnership, was formed on November 19, 1985 under the Revised Limited Partnership Act of the State of California. The Partnership was formed to acquire income-producing real property throughout the United States with an emphasis on properties located in California and the southwestern states. The Partnership purchased these properties on an all cash basis or on a moderately leveraged basis and intended on owning and operating such properties for investment over an anticipated holding period of approximately five to ten years.

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

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)
SUMMARY OF ACCOUNTING POLICIES

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income (loss) for the three or six months ended June 30, 2001 or 2000.

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is calculated by dividing the limited partners’ share of net income (loss) by the weighted average number of limited partnership units outstanding for the period.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Partnership adopted the requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, and SFAS No. 138, “Accounting for Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement 133”, and supplemented by implementation guidance issued by FASB’s Derivative Implementation Group. SFAS No. 133 requires, among other things, that all derivatives be recognized as either assets or liabilities and measured at estimated fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the estimated fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS No. 133 are required to be reported in income. Implementation of SFAS No. 133, as amended, did not have a material impact on the Partnership’s financial statements.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Partnership recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Partnership reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Partnership identify reporting units for the purposes of assessing potential future impairments of goodwill,

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)
SUMMARY OF ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS (continued)

reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Partnership to complete a transitional goodwill impairment test six months from the date of adoption. The Partnership is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Partnership had no previous transactions that resulted in the recognition of goodwill. The adoption of SFAS 141 and SFAS 142 had no material affect on the Partnership’s financial results.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2000

NOTE 1 — PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the “Partnership”), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Partnership's audited financial statements and notes for the fiscal year ended December 31, 2000.

NOTE 2 — RENTAL REAL ESTATE HELD FOR SALE

As of June 30, 2001, the Partnership owns the following rental real estate property.

Location (Property Name)	Date Purchased	Cost

Clovis, California	January 23, 1987	$2,854,220

The major categories of property are:	June 30, 2001	December 31, 2000

Land	$878,646	$878,646

Building and Improvements	1,959,465	1,959,465

Furniture and Fixtures	16,109	16,109

	2,854,220	2,854,220

Less accumulated depreciation	517,884	483,072

Net rental real estate held for sale	$2,336,336	$2,371,148

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue. Specifically:

Three tenants accounted for 50%, 13%, and 11%, respectively, for the six months ended June 30, 2001;

Two tenants accounted for 49% and 14%, respectively, for the six months ended June 30, 2000.

ASSOCIATED PLANNERS REALTY FUND
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2000 (CONTINUED)

NOTE 3 — NOTE RECEIVABLE

On February 4, 2000, the Partnership sold its property located in the Simi Valley of California to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The note, which is secured by the property sold, provides for interest at 6% and monthly payments of principal and interest of $10,492. The note matures on February 4, 2004 and all remaining amounts of principal and interest are due on that date. The receivable balance was $1,649,935 as of June 30, 2001.

NOTE 4 — NOTES PAYABLE

In October 1996, the Partnership obtained permanent financing secured by a first deed of trust from a major insurance company to replace the construction loan on Shaw Villa Shopping Center, which is located in Clovis, California. The terms of the loan are as follows: Principal — $1,500,000; Interest Rate of 9.1% fixed for five years then may be adjusted to the weekly average of the five year Treasury Note yield for the seventh week prior to the adjustment date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; balance due November 1, 2006; and current monthly payments of principal and interest of $13,593. The note payable balance was $1,349,329 and $1,368,968 as of June 30, 2001 and December 31, 2000.

The aggregate annual future principal maturities at June 30, 2001 are as follows:

Amount

2002	$42,052

2003	46,043

2004	50,412

2005	55,196

2006	60,433

Thereafter	1,095,193

Total	$1,349,329

NOTE 5 — RELATED PARTY TRANSACTIONS

(a)  For management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $0 for the quarters ended June 30, 2001 and June 30, 2000 and $0 for the six months ended June 30, 2001 and June 30, 2000.

ASSOCIATED PLANNERS REALTY FUND
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2000 (CONTINUED)

NOTE 5 — RELATED PARTY TRANSACTIONS (continued)

(b)  For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the quarters ended June 30, 2001 and June 30, 2000 and $6,000 for the six months ended June 30, 2001 and June 30, 2000.

(c)  Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $4,444 for the quarter ended June 30, 2001 and $4,281 for the quarter ended June 30, 2000, and $8,754 for the six months ended June 30, 2001 and $7,848 for the six months ended June 30, 2000.

NOTE 6 -	NET INCOME (LOSS) AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP LIST

The Net Income (Loss) per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 2001 and 2000.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

	Outstanding	Amount	Total
Record Date	Units	Per Unit	Distribution

March 15, 2000	7,499	$64.00	479,936

July 31, 2000	7,499	4.00	29,996

December 31, 2000	7,499	5.00	37,495

Total			$547,427

NOTE 7 — LIQUIDATION OF PARTNERSHIP

At June 30, 2001, the Partnership’s remaining property is held for sale. The General Partner plans to liquidate the Partnership after the final property is sold. There is no assurance that the remaining property will be sold and the Partnership will be liquidated during 2001. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

NOTE 8 — SUBSEQUENT EVENTS

On August 3, 2001 the Partnership distributed $37,495 or $5.00 per Limited Partnership unit, payable to holders of units as of June 30, 2001.

ASSOCIATED PLANNERS REALTY FUND
(A California Limited Partnership)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the Management Discussion and Analysis constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

Introduction

Associated Planners Realty Fund (the “Partnership”) was organized in November 1985, under the California Revised Limited Partnership Act. The Partnership began offering units for sale on March 28, 1986. As of December 27, 1987, the Partnership had raised $7,499,000 in gross capital contributions. The Partnership netted approximately $6,720,000 after sales commissions and syndication costs.

The Partnership was organized for the purpose of investing in, holding, and managing improved, leveraged income-producing property, such as residential property, office buildings, commercial buildings, industrial properties, and shopping centers. The Partnership intended to own and operate such properties for investment over an anticipated holding period of approximately five to ten years.

The Partnership’s principal investment objectives are to invest in rental real estate properties, which will:

(1) Preserve and protect the Partnership’s invested capital;

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

ASSOCIATED PLANNERS REALTY FUND
(A California Limited Partnership)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Introduction (Continued)

The Partnership is operated by the General Partner subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by West Coast Realty Advisors, Inc., the General Partner.

Results of Operations — Six months ended June 30, 2001 vs. six months ended June 30, 2000

Operations for the six months ended June 30, 2001, reflect the operations of the Partnership’s remaining property Shaw Villa Shopping Center. In contrast the six months ending June 30, 2000 also includes the operations of the Simi Valley property prior to its sale on February 4, 2000.

Net income for the six months ended June 30, 2001 of $60,145 was lower than the net income for the six months ended June 30, 2000 of $277,911 primarily as a result of the $291,151 gain on sale of the Simi Valley property in February 2000.

Rental revenue of $180,452 for the six months ended June 30, 2001 increased $28,772 (19%) from the six months ended June 30, 2000 due to higher base rents on the leases contracts for the Shaw Villa Shopping Center. Due to the vacancy of the Simi Valley property and its subsequent sale in February 2000, the Shaw Villa Shopping Center was the only income producing property for both six month periods. Interest income increased $14,648 (39%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 primarily due to interest income on the note receivable received in connection with the sale of the Simi Valley property.

Operating expenses, property taxes, and property management fees decreased $8,360 (18.2%) for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, primarily due to the sale of the Simi Valley property in February 2000. General and administrative expenses decreased $15,100 (28.1%) primarily due to disposition fees and expenses recorded as of June 30, 2000 associated with the sale of the Simi Valley property. Depreciation and amortization expense decreased $4,612 (11.7%) because fewer properties were owned during the six months ended June 30, 2001.

The Partnership generated $94,957 in income from operations before depreciation expense of $34,812 for the six months ended June 30, 2001. In contrast cash basis income for the six months ended June 30, 2000 was $26,184 before depreciation expense of $39,424 and $291,151 gain from the sale of the Simi Valley property. Net income per limited partnership unit decreased from $30.94 in 2000 to $6.80 in 2001. The number of limited partnership units outstanding in each quarter was 7,499.

ASSOCIATED PLANNERS REALTY FUND

(A California limited Partnership)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations — Three months ended June 30, 2001 vs. three months ended June 30, 2000

Operations for the both the quarter ended June 30, 2001 and June 30, 2000 reflect the operations of the Partnership’s remaining property Shaw Villa Shopping Center.

The net income for the quarter ended June 30, 2001 of $34,609 compares with a net loss of ($6,954) for the quarter ended June 30, 2000.

Rental revenue increased $13,207 (17.2%) for the three months ended June 30, 2001, compared to the three months ended June 30, 2000 due to higher base rents on the lease contracts for the Shaw Villa Shopping Center.

General and administrative expenses decreased $14,559 (46.6%) during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 primarily due to adjustments to the accruals for legal and accounting expenses. Interest expense decreased $11,615 (27.4%) due to the timing of the accrual for interest payable from March 31, 2000 corrected in the quarter ended June 30, 2000.

Overall the Partnership generated $52,015 in income from operations before depreciation expense of $17,406 for the quarter ended June 30, 2001. This compares favorably to the quarter ended June 30, 2000 when cash basis income totaled $10,452 before depreciation expense of $17,406. Net income (loss) per limited partnership unit increased from ($1.04) in 2000 to $3.94 in 2001. The number of limited partnership units outstanding in each quarter was 7,499.

Liquidity and Capital Resources

During the six months ended June 30, 2001, the Partnership made distributions to the limited partners totaling $37,495 of which $16,079 constituted a return of capital. During the six months ended June 30, 2000, the Partnership distributed $479,936 to the limited partners of which $247,922 constituted a return of capital. Management uses cash as its primary measure of the Partnership’s liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership, in the short-term and long-term, depends on several factors. Among them are:

1.	Relative risk of the partnership;

2.	Condition of the partnership’s properties;

3.	Stage in the partnership’s life cycle (e.g., money-raising, acquisition, operating or disposition phase); and

4.	Distributions to partners.

ASSOCIATED PLANNERS REALTY FUND
(A California limited Partnership)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The Partnership believes that it has the ability to generate sufficient cash to meet both short-term and long-term liquidity needs, based upon the above four factors.

The first factor refers to the risk of Partnership’s investments. The Partnership’s investments in properties were paid for in cash or on a moderately leveraged basis.

The second factor relates to the condition of the Partnership’s property. The Partnership’s property is in good condition. There is no foreseeable need to increase reserves to fund deferred or unusual maintenance and repair expenditures.

The third factor relates to life cycle. The Partnership completed its funding, acquisition and operating stages of properties in previous years. The Partnership is in the disposition stage. As part of the disposition stage, the Partnership has listed its remaining property for sale.

The fourth factor relates to Partnership distributions. The Partnership is currently making semi-annual distributions from operations. Such distributions are subject to payments of Partnership expenses and reasonable reserves for expenses, maintenance, and replacements. In addition, at least six months of cash profits are left in the Partnership’s balance sheet at each quarter end, since the Partnership makes distributions to the limited partners one month after each record date of June 30, and December 31. The General Partner believes that the Partnership will have the ability to meet its cash requirements in both the short-term and long-term.

Slowdowns in the economy, inflation and changing prices have had a nominal effect on the Partnership’s revenues and income from continuing operations. During the thirteen years of the Partnership’s existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California.

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

ASSOCIATED PLANNERS REALTY FUND
(A California limited Partnership)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cash Flows — Six months ended June 30, 2001 vs. six months ended June 30, 2000

Cash resources increased $64,415 during the six months ended June 30, 2001 compared to a $16,876 increase in cash resources for the six months ended June 30, 2000. The six months ended June 30, 2001 provided $75,850 in cash from operating activities with the largest contributors being $60,145 in net income and $34,812 in depreciation. In contrast, the six months ended June 30, 2000 provided $21,478 in cash from operating activities due primarily to $277,911 in net income and $39,424 in depreciation, offset by $291,151 resulting from the gain on the sale of the Simi Valley property. Investing activities resulted in a $45,699 increase in cash resources during the six months ended June 30, 2001, due to principal repayments on the note receivable. Investing activities resulted in a $493,271 increase in cash resources during the six months ended June 30, 2000, primarily due to cash proceeds from the sale of the Simi Valley property. For the six months ended June 30, 2001 financing activities used $57,134 because of distributions to limited partners totaling $37,495 and repayments on notes payable of $19,639. Cash from financing activities used $497,873 during the six months ended June 30, 2000 because of distributions to limited partners of $479,936 and principal repayments on notes payable of $17,937.

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

ASSOCIATED PLANNERS REALTY FUND A California Limited Partnership (Registrant)

	By:	WEST COAST REALTY ADVISORS, INC. A California Corporation, General Partner

August 14, 2001		/s/ JOHN R. LINDSEY

John R. Lindsey (Vice President/Treasurer, Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)