Form 10-Q
period 2001-09-30
ASSOCIATED PLANNERS REALTY FUND
filed 2001-11-14
CIK 785791

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


        (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001
                                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ___________________

                         Commission file number 0-16805
                                                -------


                         ASSOCIATED PLANNERS REALTY FUND
                         -------------------------------
             (Exact name of registrant as specified in its charter)


            CALIFORNIA                                       95-4036980
           ------------                                      ----------
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

                         ASSOCIATED PLANNERS REALTY FUND

                                      INDEX

PART I -- FINANCIAL INFORMATION


                                                                                      PAGE NO.
==============================================================================================
Item 1.  Financial Statements
----------------------------------------------------------------------------------------------
           Balance Sheets --
           September 30, 2001 and December 31, 2000                                     3

           Statements of Partner's Equity  --
           Nine Months Ended September 30, 2001 and 2000                                4

           Statements of Income -
           Three Months and Nine Months Ended September 30, 2001 and 2000               5

           Statements of Cash Flow -
           Nine Months Ended September 30, 2001 and 2000                                6

           Summary of Accounting Policies                                               7

           Notes to Financial Statements                                               10

Item 2.  Management's Discussion and Analysis of                                       14
         Financial Condition and Results of Operations

PART II- OTHER INFORMATION

Item 1.  Exhibits and reports on Form 8-K                                              19


                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                                                      September 30,       December 31,
                                                                                          2001               2000
                                                                                       (Unaudited)          Audited
                                                                                      -------------       ------------
ASSETS
Rental real estate held for sale, less accumulated
   depreciation (Note 2, and 8)                                                         $2,318,930        $2,371,148
Cash and cash equivalents                                                                  214,866           113,192
Note receivable (Note 3)                                                                 1,626,567         1,695,634
Other assets                                                                                23,180             7,498
                                                                                        ----------        ----------
TOTAL ASSETS                                                                            $4,183,543        $4,187,472

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Accounts payable:

      Trade                                                                             $   27,900        $   31,000
      Related party (Note 5)                                                                11,680             6,875
   Notes payable (Note 4)                                                                1,339,171         1,368,968
   Security deposits and prepaid rent                                                       14,993            12,614
   Other liabilities                                                                        17,737            12,154
                                                                                        ----------        ----------
TOTAL LIABILITIES                                                                        1,411,481         1,431,611

PARTNERS' EQUITY (NOTES 6 AND 7) LIMITED PARTNERS:
    $1,000 stated value per unit -- authorized
    7,500 units; issued and outstanding 7,499                                            2,621,250         2,618,867
  General partner                                                                          150,812           136,994
                                                                                        ----------        ----------
TOTAL PARTNERS' EQUITY                                                                   2,772,062         2,755,861
                                                                                        ----------        ----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                                                  $4,183,543        $4,187,472
                                                                                        ==========        ==========


                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                                                         LIMITED PARTNERS     GENERAL
                                           TOTAL            UNITS            AMOUNT           PARTNER
                                       -----------       -----------     ----------------   -----------
BALANCE AT DECEMBER 31, 2000           $ 2,755,861             7,499      $ 2,618,867       $   136,994

Net income                                  91,191              --             77,373            13,818

Distributions to limited partners          (74,990)             --            (74,990)             --
                                       -----------       -----------      -----------       -----------

BALANCE AT SEPTEMBER 30, 2001          $ 2,772,062             7,499      $ 2,621,250       $   150,812
                                       ===========       ===========      ===========       ===========



                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                        LIMITED PARTNERS       GENERAL
                                           TOTAL            UNITS            AMOUNT            PARTNER
                                       -----------       -----------    ----------------    -----------
BALANCE AT DECEMBER 31, 1999           $ 2,961,179             7,499      $ 2,875,885       $    85,294

Net income                                 294,638              --            245,502            49,136

Distributions to limited partners         (509,932)             --           (509,932)             --
                                       -----------       -----------      -----------       -----------

BALANCE AT SEPTEMBER 30, 2000          $ 2,745,885             7,499      $ 2,611,455       $   134,430
                                       ===========       ===========      ===========       ===========



                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME



                                                            Three Months      Three Months     Nine Months       Nine Months
                                                                Ended             Ended           Ended             Ended
                                                            September 30,     September 30,    September 30,     September 30,
                                                               2001               2000             2001              2000
                                                            (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)
                                                            -----------       -----------      -----------        -----------
REVENUES
   Rental (Note 2)                                            $ 88,087          $ 76,720          $268,539          $228,400
   Gain on sale of property                                       --                --                --             291,151
   Interest                                                     25,968            26,285            78,407            64,076
                -                                             --------          --------          --------          --------

                                                               114,055           103,005           346,946           583,627
                -                                             --------          --------          --------          --------
COSTS AND EXPENSES

   Operating                                                     6,177             6,514            23,437            31,563
   Property taxes                                                5,817             7,477            17,410            20,547
   Property management fees (Note 5(c))                          4,251             3,723            13,005            11,571
   General and administrative                                   18,814            19,905            57,371            73,562
   Depreciation                                                 17,406            17,406            52,218            56,830
   Interest expense (Note 4)                                    30,544            31,253            92,314            94,916
                -                                             --------          --------          --------          --------
                                                                83,009            86,278           255,755           288,989
                -                                             --------          --------          --------          --------
NET INCOME (LOSS)                                             $ 31,046          $ 16,727          $ 91,191          $294,638
                                                              ========          ========          ========          ========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP
UNIT (Note 6)                                                 $   3.52          $   1.80          $  10.32          $  32.74
                                                              ========          ========          ========          ========



                 See accompanying notes to financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                      Nine Months           Nine Months
                                                                         Ended                 Ended
                                                                   September 30, 2001   September 30, 2000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (Unaudited)           (Unaudited)
                                                                   ------------------   ------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                                         $    91,191           $   294,638
Adjustments to reconcile net income to
net cash provided by operating activities:
            Depreciation                                                52,218                56,830
            Gain on sale of property                                      --                (291,151)
Increase (decrease) from changes in:

            Other assets                                               (15,682)               (1,234)
            Accounts payable                                             1,705                 6,269
            Security deposits and prepaid rent                           2,379               (11,765)
            Other liabilities                                            5,583                18,031
                                                                   -----------           -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              137,394                71,618
                                                                   -----------           -----------


CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
            Proceeds from sale of rental real estate                      --                 481,250
            Principal payments from note receivable                     69,067                32,530
                                                                   -----------           -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                               69,067               513,780
                                                                   -----------           -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
            Repayment of notes payable                                 (29,797)              (27,215)
            Distributions to limited partners                          (74,990)             (509,932)
                                                                   -----------           -----------
            NET CASH USED IN FINANCING ACTIVITIES                     (104,787)             (537,147)
                                                                   -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              101,674                48,251

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       113,192                 5,223
                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   214,866           $    53,474
                                                                   ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
            Cash paid during the period for interest               $    92,540           $    94,916

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITY:
            Note Receivable issued in sale of real estate                 --             $ 1,750,000


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

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income (loss) for the three or nine months ended September 30, 2001 or 2000.

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is calculated by dividing the limited partners' share of net income (loss) by the weighted average number of limited partnership units outstanding for the period.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Partnership recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Partnership reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS
141. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Partnership identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Partnership to complete a transitional goodwill impairment test six months from the date of adoption. The Partnership is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Partnership had no previous transactions that resulted in the recognition of goodwill. The adoption of SFAS 141 and SFAS 142 had no material affect on the Partnership's financial results.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         SUMMARY OF ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Statement of Financial Accounting Standard No. 143, (SFAS 143) Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. The Partnership believes this statement will not have a material affect on its financial statements.

Statement of Financial Accounting Standard No. 144, (SFAS 144) Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The Partnership is assessing but has not yet determined how the adoption of SFAS 144 will impact its financial statements.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                        AND YEAR ENDED DECEMBER 31, 2000

NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the "Partnership"), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Partnership's audited financial statements and notes for the fiscal year ended December 31, 2000.

NOTE 2 -- RENTAL REAL ESTATE HELD FOR SALE

As of September 30, 2001, the Partnership owns the following rental real estate property.


Location (Property Name)                                Date Purchased                    Cost
=====================================================================================================
Clovis, California                                    January 23, 1987                    $2,854,220

The major categories of property are:               September 30, 2001             December 31, 2000
=====================================================================================================
Land                                                          $878,646                      $878,646
Building and Improvements                                    1,959,465                     1,959,465
Furniture and Fixtures                                          16,109                        16,109
-----------------------------------------------------------------------------------------------------
                                                             2,854,220                     2,854,220
Less accumulated depreciation                                  535,290                       483,072
-----------------------------------------------------------------------------------------------------
Net rental real estate held for sale                        $2,318,930                    $2,371,148
=====================================================================================================

A significant portion of the Partnership's rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue.
Specifically:

Three tenants accounted for 50%, 13%, and 11%, respectively, for the nine months ended September 30, 2001;

Three tenants accounted for 49%, 14% and 11%, respectively, for the nine months ended September 30, 2000.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 2000 (CONTINUED)

NOTE 3 -- NOTE RECEIVABLE

On February 4, 2000, the Partnership sold its property located in the Simi Valley of California to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The note, which is secured by the property sold, provides for interest at 6% and monthly payments of principal and interest of $10,492. The note matures on February 4, 2004 and all remaining amounts of principal and interest are due on that date. The receivable balance was $1,626,567 as of September 30, 2001.

NOTE 4 - NOTES PAYABLE

In October 1996, the Partnership obtained permanent financing secured by a first deed of trust from a major insurance company to replace the construction loan on Shaw Villa Shopping Center, which is located in Clovis, California. The terms of the loan are as follows: Principal - $1,500,000; Interest Rate of 9.10% fixed for five years then may be adjusted to the weekly average of the five year Treasury Note yield for the seventh week prior to the adjustment date (5th anniversary date) plus 250 basis points, but in no event less than the existing rate, nor to exceed the maximum rate allowed by law; Amortized over twenty years; balance due November 1, 2006; and current monthly payments of principal and interest of $13,593. The note payable balance was $1,339,171 and $1,368,968 as of September 30, 2001 and December 31, 2000.

The aggregate annual future principal maturities at September 30, 2001 are as follows:


                                                        AMOUNT
 -------------------------------------------------------------
                2002                               $    43,016
                2003                                    47,098
                2004                                    51,567
                2005                                    56,461
                2006                                    61,819
                Thereafter                           1,079,210
 -------------------------------------------------------------

                Total                              $ 1,339,171
 -------------------------------------------------------------


NOTE 5 -- RELATED PARTY TRANSACTIONS

(a) For management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $0 for the quarters ended September 30, 2001 and September 30, 2000 and $0 for the nine months ended September 30, 2001 and September 30, 2000.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 2000 (CONTINUED)

NOTE 5 -- RELATED PARTY TRANSACTIONS (CONTINUED)

(b) For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the quarters ended September 30, 2001 and September 30, 2000 and $9,000 for the nine months ended September 30, 2001 and September 30, 2000.

(c) Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $4,250 for the quarter ended September 2001 and $3,723 for the quarter ended September 30, 2000, and $13,005 for the nine months ended September 30, 2001 and $11,571 for the nine months ended September 30, 2000.

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

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:


                                 Outstanding        Amount           Total
Record Date                         Units          Per Unit       Distribution
================================================================================
March 15, 2000                      7,499           $64.00            479,936
July 31, 2000                       7,499             4.00             29,996
December 31, 2000                   7,499             5.00             37,495
June 30, 2001                       7,499             5.00             37,495
--------------------------------------------------------------------------------
Total                                                                $584,922
================================================================================

NOTE 7 - LIQUIDATION OF PARTNERSHIP

At September 30, 2001, the Partnership's remaining property is held for sale. The General Partner plans to liquidate the Partnership after all it's assets are sold and any remaining notes receivable are settled. There is no assurance that the remaining property will be sold or that the Partnership will be liquidated during 2001. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED)
                  AND YEAR ENDED DECEMBER 31, 2000 (CONTINUED)

NOTE 8 -- SUBSEQUENT EVENTS

On October 12, 2001 the Partnership entered into an agreement with an unrelated individual for the sale of the Partnership's remaining property, the Shaw Villa Shopping Center in Clovis, California. Terms of the sale call for no sales commission and a carryback 2nd Trust Deed that matures on February 1, 2004. If, however, the note is prepaid within one year the buyer will receive a discount upon the payoff of the loan. Escrow is scheduled to close on February 15, 2002. The buyer has substantial contingencies remaining to be satisfied and therefore there is no assurance that the contemplated sale will occur.

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

RESULTS OF OPERATIONS -- NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

Operations for the nine months ended September 30, 2001 reflect the operations of the Partnership's remaining property Shaw Villa Shopping Center. The nine months ending September 30, 2000 also includes operations of the Simi Valley property before its sale on February 4, 2000.

Net income for the nine months ended September 30, 2001 of $91,191 was lower than the net income for the nine months ended September 30, 2000 of $294,638 primarily as a result of the $291,151 gain on sale of the Simi Valley property in February 2000.

Rental revenue of $268,539 for the nine months ended September 30, 2001 increased $40,139 (17.57%) from the nine months ended September 30, 2000 due to higher base rents on the lease contracts for the Shaw Villa Shopping Center.
Due to the vacancy of the Simi Valley property and its subsequent sale in February 2000, the Shaw Villa Shopping Center was the only income producing property for both nine month periods. Interest income increased $14,331 (22.37%) for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 primarily due to interest income on the note receivable received in connection with the sale of the Simi Valley property.

Operating expenses and property taxes decreased $11,263 (21.61%) for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily due to the sale of the Simi Valley property in February 2000. Property management fees increased $1,434 (12.39%) due to higher rental income received for the nine months ended September 30, 2001. General and administrative expenses decreased $16,191 (22.01%) primarily due to disposition fees and expenses recorded as of June 30, 2000 associated with the sale of the Simi Valley property. Depreciation and amortization expense decreased $4,612 (8.12%) because fewer properties were owned during the nine months ended September 30, 2001.

The Partnership generated $143,409 in income from operations before depreciation expense of $52,218 for the nine months ended September 30, 2001. In contrast cash basis income for the nine months ended September 30, 2000 was $60,317 before depreciation expense of $56,830 and $291,151 gain from the sale of the Simi Valley property. Net income per limited partnership unit decreased from $32.74 in 2000 to $10.32 in 2001. The number of limited partnership units outstanding in each quarter was 7,499.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

Operations for the both the quarter ended September 30, 2001 and September 30, 2000 reflect the operations of the Partnership's remaining property Shaw Villa Shopping Center.

The net income for the quarter ended September 30, 2001 of $31,046 compares with net income of $16,727 for the quarter ended September 30, 2000.

Rental revenue increased $11,367 (14.82%) for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 due to higher base rents on the lease contracts for the Shaw Villa Shopping Center.

Total Costs and Expenses decreased $3,269 (3.79%) during the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 primarily due to adjustments to the accrual for property taxes recorded in September 2000.

Overall the Partnership generated $48,452 in income from operations before depreciation expense of $17,406 for the quarter ended September 30, 2001. This compares favorably to the quarter ended September 30, 2000 when cash basis income totaled $34,133 before depreciation expense of $17,406. Net income (loss) per limited partnership unit increased from $1.80 in 2000 to $3.52 in 2001. The number of limited partnership units outstanding in each quarter was 7,499.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2001, the Partnership made distributions to the limited partners totaling $74,990 none of which constituted a return of capital. During the nine months ended September 30, 2000, the Partnership distributed $509,932 to the limited partners of which $232,458 constituted a return of capital. Management uses cash as its primary measure of the Partnership's liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership, in the short-term and long-term, depends on several factors. Among them are:

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

The General Partner is attempting to sell the remaining property owned by the Partnership. Once the Shaw Villa Shopping Center is sold and any notes receivable remaining are settled, the net proceeds will be distributed to the limited and general partners in accordance with the partnership agreement, and the partnership will then be terminated and dissolved. There is no assurance that the remaining property will be sold and the partnership will be liquidated during 2001. The financial statements do not contain any adjustments that might result from the liquidation of the partnership.

                         ASSOCIATED PLANNERS REALTY FUND
                       (A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOWS -- NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

Cash resources increased $101,674 during the nine months ended September 30, 2001 compared to a $48,251 increase in cash resources for the nine months ended September 30, 2000. The nine months ended September 30, 2001 provided $137,394 in cash from operating activities with the largest contributors being $91,191 in net income and $52,218 in depreciation. In contrast, the nine months ended September 30, 2000 provided $71,618 in cash from operating activities due primarily to $294,638 in net income and $56,830 in depreciation, offset by $291,151 resulting from the gain on the sale of the Simi Valley property. Investing activities resulted in a $69,067 increase in cash resources during the nine months ended September 30, 2001, due to principal repayments on the note receivable. Investing activities resulted in a $513,780 increase in cash resources during the nine months ended September 30, 2000, primarily due to cash proceeds from the sale of the Simi Valley property. For the nine months ended September 30, 2001 financing activities used $104,787 because of distributions to limited partners totaling $74,990 and repayments on notes payable of $29,797. Cash from financing activities used $537,147 during the nine months ended September 30, 2000 because of distributions to limited partners of $509,932 and principal repayments on notes payable of $27,215.

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


                                      ASSOCIATED PLANNERS REALTY FUND
                                      A California Limited Partnership
                                                (Registrant)


                                      By: WEST COAST REALTY ADVISORS, INC.
                                             A California Corporation,
                                                 General Partner

                                                /s/ JOHN R. LINDSEY
November 14, 2001                        -----------------------------------
                                                   John R. Lindsey
                                              (Vice President/Treasurer,
                                             Principal Financial Officer,
                                          Principal Accounting Officer, and
                                               Duly Authorized Officer)