Form 10-K405
period 2001-12-31
ASSOCIATED PLANNERS REALTY FUND
filed 2002-03-29
CIK 785791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-16805

ASSOCIATED PLANNERS REALTY FUND, (a California Limited Partnership)
(Exact name of registrant as specified in its charter)

California	95-4036980
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification)

5933 West Century Blvd., 9th Floor, Los Angeles, CA 90045-5454
(Address of principal executive offices)            (Zip Code)
(Registrant’s telephone number, including area code)    (310) 670-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

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

Yes         ✓            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [✓]

Certain statements in the Annual Report on Form 10-K, particularly under Items 1 through 8, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Partnership to be materially different from any future results, performance, or achievements, expressed or implied by such forward-looking statements.

PART I

ITEM 1. BUSINESS

Associated Planners Realty Fund (the “Partnership”), was organized in November 1985, under the California Revised Limited Partnership Act. The General Partner is West Coast Realty Advisors, Inc. (“WCRA” or “the Advisor”), a California corporation.

The Partnership was organized for the purpose of investing in, holding, and managing improved, income-producing property, such as residential properties, office buildings, commercial buildings, industrial properties, mini-warehouse facilities, and shopping centers (“Properties”), which were believed to have potential for cash flow and capital appreciation. The Partnership intended on owning and operating such Properties for investment over an anticipated holding period of approximately five to ten years. At December 31, 2001, the Partnership had no employees.

The Partnership’s principal investment objectives were to invest the net proceeds in real properties which would:

1.	Preserve and protect the Partnership’s invested capital;

2.	Provide for cash distributions from operations;

3.	Provide gains through potential appreciation; and

4.	Generate federal income tax deductions so that a portion of cash distributions may be treated as a return of capital for tax purposes and therefore, may not represent taxable income to the limited partners.

The Partnership acquired an 81.2% interest in two office buildings on December 31, 1986 in a joint venture with a related party, a 100% interest in a shopping center on January 23, 1987, a 100% interest in a commercial office building on November 12, 1987, and a 100% interest in a mini-warehouse facility on May 9, 1988. The terms of the joint venture called for Associated Planners Realty Fund to receive 81.2% of the operating profits and depreciation expense on the two office buildings acquired in 1986. The office buildings were sold in January 1999 and upon disposition of the properties, the Partnership received 81.2% of the proceeds received from the sale. The mini-warehouse facility acquired in 1988 was sold in May 1995 and the commercial office building acquired in 1987 was sold in February 2000, both to unrelated parties. All properties are located in California except for the mini-warehouse which was located in Washington. At December 31, 2001 the Partnership’s only remaining property is the shopping center acquired on January 23, 1987.

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

The Partnership is subject to competitive conditions that exist in the local markets where it operates rental real estate. These conditions are discussed in Item 2— “Properties”.

The Partnership is operated by the General Partner, subject to the terms of the Amended and Restated Agreement of Limited Partnership. The Partnership has no employees, and all administrative services are provided by WCRA.

At December 31, 2001, the Partnership’s remaining property, the Shaw Villa Shopping Center in Clovis, California, was held for sale. On March 12, 2002 the Partnership sold the remaining property to an unaffiliated buyer for $2,800,000 and received $836,000 in cash and a note receivable of $560,000. (See Note 8 of the financial statements.)

ITEM 2. PROPERTIES

SHAW VILLA SHOPPING CENTER

On January 23, 1987, the Partnership purchased the Shaw Villa Shopping Center (the “Center”), located in Clovis, California. The Center was completed in 1978, and is situated on 69,260 square feet of land. The Center originally consisted of two buildings of 8,250 and 4,428 square feet each. In January 1995, the Partnership closed escrow on a parcel of land adjacent to the Shaw Villa Shopping Center. The purchase price of the land was $206,749, including a $13,102 acquisition fee paid to the Advisor. An additional 4,000 square feet of space was then added to the existing 8,250 square foot building and the 4,428 square foot building was also expanded by 3,844 square feet. The construction was completed during 1995 and total construction costs of $1,372,900 were allocated to land, building and improvements. Included in the construction cost was $87,838 of capitalized construction loan interest. After expansion the two buildings totaled 20,522 square feet. Stores range in size from 1,000 to 3,000 square feet in the larger building. There are ninety-two parking spaces available within the Center.

Wherehouse Entertainment, Inc. (the “Wherehouse”) occupies the 8,250 square foot building under a lease which runs through February 28, 2011, and calls for minimum monthly rent of $12,274 per month. The Wherehouse’s 2001 rental income represented 50% of the total Partnership rental revenue.

In October 1996, the Partnership obtained permanent financing from a major insurance company to replace the construction loan obtained to finance the expansion. The terms of the loan were as follows: Principal — $1,500,000; Interest Rate of 9.10% fixed for five years then may be adjusted on a one time basis as of the 5th anniversary date (December 1, 2001) to the weekly average of the five-year Treasury Note yield for the seventh week prior to the adjustment date plus 250 basis points, but in no event less than 9.10%, nor to exceed the maximum rate allowed by law; amortized over 20 years; due November 1, 2006; and current monthly payments of principal, interest and property taxes of $15,532. There was no adjustment to the interest rate as of December 31, 2001; therefore, the loan remained fixed at an interest rate of 9.10%.

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

The building and improvements are depreciated over 31.5 to 40 years using a straight-line method for both financial and income tax reporting purposes. The financial and income tax basis of the property are the same. In the opinion of the General Partner, the property was adequately insured as of December 31, 2001. The property was managed by West Coast Realty Management, Inc. (“WCRM”).

The occupancy rate of the property for the past five years was 100% during 1997, 91% during 1998, 92% during 1999, 88% during 2000 and 92% during 2001. The occupancy rate was 92% at December 31, 2001.

The total original acquisition cost of the Shaw Villa Shopping Center was $2,854,221. The acquisition date was January 23, 1987.

On October 12, 2001 the Partnership entered into an agreement with an unaffiliated individual for the sale of the Partnership’s remaining property, the Shaw Villa Shopping Center in Clovis, California. On March 12, 2002 the Partnership sold the property for $2,800,000 and received cash and a note receivable for $560,000. The note, which is secured by a second trust deed, provides for interest only at 8% on the unpaid principal balance and matures on February 1, 2004 at which time the full balance is due. The terms of the note receivable include a discount of $400,000 if the borrower prepays the note in full by February 15, 2003. The note payable secured by the Clovis property was paid-off at settlement. The gain on the sale after discounting the note receivable is approximately $36,000. Proceeds from the sale of the property will be distributed in the 2nd quarter of 2002.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 2001, there were 7,499 limited partnership units outstanding and 595 unit holders of record. The units sold are not freely transferable and no public market for the sold units presently exists or is likely to develop. There are no units available for sale at December 31, 2001.

Distributions totaling $74,990, $509,932, and $1,581,371 were made to limited partners in 2001, 2000, and 1999. The General Partner distributions totaled $0, $0, and $31,502 for 2001, 2000 and 1999.

The Partnership pays distributions on a semi-annual basis and at the discretion of the General Partner. The semi-annual distributions include cash distributions for the previous six months of operations.

The limited partner distribution amounts for 2001, 2000 and 1999 are summarized below:

			Units	Total
Record Date	Date Paid	Per Unit	Outstanding	Paid

December 31, 1998	February 12, 1999	$20.50	7,499	$153,729
February 28, 1999	March 13, 1999	190.38	7,499	1,427,642
March 15, 2000	April 5, 2000	64.00	7,499	479,936
July 31, 2000	August 18, 2000	4.00	7,499	29,996
December 31, 2000	February 15, 2001	5.00	7,499	37,495
June 30, 2001	August 3, 2001	5.00	7,499	37,495

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

	2001	2000	1999	1998	1997

Operations for the years ended December 31:
Revenues	$460,589	$686,610	$829,676	$728,167	$802,528
Net income	117,368	304,614	355,486	148,902	202,403
Net income per Limited Partner Unit*	13.25	33.73	39.09	15.88	22.31
Distributions per Limited Partner Unit*	10.00	68.00	210.88	34.39	39.79
Financial position at December 31,
Total assets	$4,183,369	$4,187,472	$4,405,136	$5,906,905	$6,092,548
Note payable	1,328,780	1,368,968	1,405,674	1,439,198	1,469,817
Partners’ equity	2,798,239	2,755,861	2,961,179	4,218,566	4,356,209

*	Net income and distributions per limited partner unit were based on the weighted average number of outstanding units.

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS — 2001 VS. 2000

Operations for the year ended December 31, 2001, reflect the operations of the Shaw Villa Shopping Center for the entire year.

Net income for the year ended December 31, 2001 of $117,368 was $187,246 lower than the net income for the year ended December 31, 2000 of $304,614, primarily as a result of the $291,151 gain on sale of the Simi Valley property in February 2000, partially offset by an increase in rental revenue.

Rental revenue increased $51,544 (16.89%) as compared to 2000. The increase in rental revenue was due to higher base rents on the lease contracts for the Shaw Villa Shopping Center. Due to the vacancy of the Simi Valley property and its subsequent sale in February 2000, the Shaw Villa Shopping Center was the only income producing property for both twelve month periods. Interest income increased $13,586 primarily due to interest income on the note receivable received in connection with the sale of the Simi Valley property.

Operating expenses and property taxes decreased $7,778 (11.57%) for the twelve months ended December 31, 2001 compared to the twelve months ended December 31, 2000, primarily due to the sale of the Simi Valley property in February 2000. Property management fees increased $1,555 (10.07%) due to higher rental income received for the twelve months ended December 31, 2001. General and administrative expenses decreased $24,430 (24.69%) primarily due to disposition fees and expenses recorded as of June 30, 2000 associated with the sale of the Simi Valley property. Depreciation and amortization expense decreased $4,612 (6.21%) because fewer properties were owned during the twelve months ended December 31, 2001.

The Partnership generated $186,992 in income from operations before depreciation expense of $69,624 for the twelve months ended December 31, 2001. In contrast cash basis income for the twelve months ended December 31, 2000 was $87,699 before depreciation expense of $74,236 and $291,151 gain from the sale of the Simi Valley property.

The number of limited partnership units remained unchanged at 7,499 for 2001 and 2000. Net income per limited partnership unit decreased from $33.73 in 2000 to $13.25 in 2001.

RESULTS OF OPERATIONS — 2000 VS. 1999

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

Cash basis income for the twelve months ended December 31, 2000 was $87,699 before depreciation expense of $74,236 and $291,151 gain from the sale of the Simi Valley property. In contrast cash basis income for the year ended December 31, 1999 was $102,024 before depreciation expense of $127,387, $475,938 gain from the sale of the Encinitas, California properties, and the minority interest in net income of $95,089.

The number of limited partnership units remained unchanged at 7,499 for 2000 and 1999. Net income per limited partnership unit decreased from $39.09 in 1999 to $33.73 in 2000.

QUARTERLY FINANCIAL DATA (UNAUDITED)

For the year ending December 31, 2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$116,878	$116,013	$114,055	$113,643
Net income	25,536	34,609	31,046	26,177
Net income per limited partnership unit	2.86	3.94	3.52	2.93

For the year ending December 31, 2000

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$378,933	$101,689	$103,005	$102,983
Net income (loss)	284,865	(6,954)	16,727	9,976
Net income (loss) per limited partnership unit	31.98	(1.04)	1.80	0.99

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2001, the Partnership made distributions to the limited partners totaling $74,990 of which $3,092 constituted a return of capital. During the year ended December 31, 2000, the Partnership distributed $509,932 to the limited partners of which $232,458 constituted a return of capital. This includes the distribution of proceeds from the sale of the Simi Valley property in April 2000. It is the intention of management to make semi-annual distributions of cash, subject to the maintenance of reasonable reserves. The semi-annual distributions will include cash distributions for the previous six months of operations.

On March 12, 2002 the Partnership sold the remaining property, the Shaw Villa Shopping Center in Clovis, California to an unaffiliated buyer for $2,800,000 and received cash and a note receivable for $560,000. (See Note 8 of the financial statements.) The General Partner plans to liquidate the Partnership after the remaining notes receivable are liquidated. There is no assurance that the Partnership will be liquidated during 2002. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

CASH FLOWS 2001 VS. 2000

Cash resources increased $144,362 during the year ended December 31, 2001 compared to a $107,969 increase in cash resources for the year ended December 31, 2000. Cash provided by operating activities increased by $166,754 for the year ended December 31, 2001 with the largest contributor being $117,368 in net income and $69,624 in depreciation. Investing activities provided a $92,786 increase in cash resources for the year 2001 due to payments on the note receivable. For the year ended December 31, 2001 financing activities used $115,178 because of distributions to limited partners totaling $74,990 and repayments on notes payable of $40,188.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Certified Public Accountants	10
Balance Sheets — December 31, 2001 and 2000	11
Statements of Income for the years ended December 31, 2001, 2000 and 1999	12
Statements of Partners’ Equity for the years ended December 31, 2001, 2000 and 1999	13
Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	14
Summary of Accounting Policies	15-17
Notes to Financial Statements	18-21
Financial Statement Schedules
Schedule III-Real Estate and Accumulated Depreciation	27
Schedule IV-Notes Receivable on Real Estate	28

Report of Independent Certified Public Accountants

Associated Planners Realty Fund
(a California Limited Partnership)
Los Angeles, California

We have audited the accompanying balance sheets of Associated Planners Realty Fund (a California limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, the Partnership’s remaining property was sold on March 12, 2002. The General Partner plans to liquidate the Partnership after the remaining notes receivable are liquidated. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Associated Planners Realty Fund (a California limited partnership) at December 31, 2001 and 2000, and the results of the Partnership’s operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules III and IV present fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Los Angeles, California
February 8, 2002, except for Note 8
which is as of March 12, 2002

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)
BALANCE SHEETS

	December 31,

	2001	2000

Assets
Rental real estate held for sale, less accumulated depreciation (Notes 2 and 8)	$2,301,524	$2,371,148
Cash and cash equivalents	257,554	113,192
Note receivable (Note 3)	1,602,848	1,695,634
Other assets	21,443	7,498

Total assets	$4,183,369	$4,187,472

Liabilities and Partners’ Equity
Liabilities
Accounts payable:
Trade	$30,000	$31,000
Related party (Note 6(d))	2,196	6,875
Notes payable (Note 4 and 8)	1,328,780	1,368,968
Security deposits and prepaid rent	12,399	12,614
Other liabilities	11,755	12,154

Total liabilities	1,385,130	1,431,611

Partners’ equity
Limited partners:
$1,000 stated value per unit — authorized 7,500 units; issued and outstanding 7,499 units	2,643,243	2,618,867
General partner	154,996	136,994

Total partners’ equity	2,798,239	2,755,861

Total liabilities and partners’ equity	$4,183,369	$4,187,472

See accompanying summary of accounting policies and notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)
STATEMENTS OF INCOME

	Years ended December 31,

	2001	2000	1999

Revenues
Rental (Notes 2 and 5)	$356,701	$305,157	$434,989
Gain on sale of property (Note 2)	—	291,151	475,938
Interest	103,888	90,302	13,838

Total Revenue	460,589	686,610	924,765

Cost and expenses
Operating (Note 6)	76,444	82,667	130,037
General and administrative (Note 6)	74,530	98,960	87,429
Depreciation and amortization	69,624	74,236	127,387
Interest expense	122,623	126,133	129,337

Total Cost and expense	343,221	381,996	474,190

Income from operations	117,368	304,614	450,575
Minority interest in net income of joint ventures
(Note 6(c))	—	—	(95,089)

Net income	$117,368	$304,614	$355,486

Net income per limited partnership unit (Note 7)	$13.25	$33.73	$39.09

See accompanying summary of accounting policies and notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)
STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2001, 2000 and 1999

	Limited Partners		General

	Units	Amount	Partner	Total

Balance, January 1, 1999	7,499	$4,164,156	$54,410	$4,218,566
Net income for the year	—	293,100	62,386	355,486
Distribution to limited partners (Note 7)	—	(1,581,371)	—	(1,581,371)
Distribution to general partners	—	—	(31,502)	(31,502)

Balance, December 31, 1999	7,499	2,875,885	85,294	2,961,179
Net income for the year	—	252,914	51,700	304,614
Distribution to limited partners (Note 7)	—	(509,932)	—	(509,932)
Distribution to general partners	—	—	—	—

Balance, December 31, 2000	7,499	2,618,867	136,994	2,755,861
Net income for the year	—	99,366	18,002	117,368
Distribution to limited partners (Note 7)	—	(74,990)	—	(74,990)
Distribution to general partners	—	—	—	—

Balance, December 31, 2001	7,499	$2,643,243	$154,996	$2,798,239

See accompanying summary of accounting policies and notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)
STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,	2001	2000	1999

Cash flows from operating activities
Net income	$117,368	$304,614	$355,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,624	74,236	127,387
Minority interest in net income	—	—	95,089
Gain on sale of property	—	(291,151)	(475,938)
Increase (decrease) from changes in operating assets and liabilities:
Other assets	(13,945)	6,932	28,064
Accounts payable — trade	(1,000)	28,730	(8,644)
Accounts payable — related party	(4,679)	(7,059)	(491)
Security deposits and prepaid rent	(215)	1,195	(7,941)
Other liabilities	(399)	1,494	—

Net cash provided by operating activities	166,754	118,991	113,012

Cash flows from investing activities
Proceeds from sale of rental real estate	—	481,250	1,569,730
Principal payments from notes receivable	92,786	54,366

Net cash provided by investing activities	92,786	535,616	1,569,730

Cash flows from financing activities
Distributions to limited partners	(74,990)	(509,932)	(1,581,371)
Distributions to general partners	—	—	(31,502)
Distributions to minority interest	—	—	(288,871)
Principle payments on notes payable	(40,188)	(36,706)	(33,524)

Net cash used in financing activities	(115,178)	(546,638)	(1,935,268)

Net increase (decrease) in cash and cash equivalents	144,362	107,969	(252,526)
Cash and cash equivalents, beginning of year	113,192	5,223	257,749

Cash and cash equivalents, end of year	$257,554	$113,192	$5,223

Supplemental disclosure of cash flow information
Cash paid for interest	$122,927	$126,410	$118,677
Supplemental schedule of non-cash investing activity
Note receivable issued in sale of real estate	—	1,750,000	—

See accompanying summary of accounting policies and notes to financial statements.

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

The financial statements include the accounts of Associated Planners Realty Fund and all joint ventures in which it has a majority interest (See Note 6(c)).

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

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)
SUMMARY OF ACCOUNTING POLICIES

Income Taxes

No provision for federal or state income taxes is made in the accompanying financial statements, as the Partnership is not subject to income taxes. The partners are required to include their proportionate share of income in their individual or corporate income tax returns.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distribution to owners. The Company does not have any components of comprehensive income for each of the years ended December 31, 2001, 2000 and 1999.

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

NOTE 1—NATURE OF PARTNERSHIP

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

NOTE 2—RENTAL REAL ESTATE

As of December 31, 2001, the Partnership owns the following rental real estate property:

Location (Property Name)	Date Purchased	Cost

Clovis, California	January 23, 1987	$2,854,220

The major categories of property are:

December 31,	2001	2000

Land	$878,646	$878,646
Buildings and improvements	1,959,465	1,959,465
Furniture and fixtures	16,109	16,109

	2,854,220	2,854,220
Less accumulated depreciation	552,696	483,072

Rental real estate, net	$2,301,524	$2,371,148

A significant portion of the Partnership’s rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue. Specifically:

     Three tenants accounted for 50%, 13%, and 11% in 2001;
     Three tenants accounted for 49%, 14%, and 11% in 2000;
     Two tenants accounted for 62% and 24% in 1999;

The Clovis property was sold subsequent to year-end. (See Note 8 of the financial statements.)

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

NOTE 3—NOTE RECEIVABLE

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

NOTE 4—NOTES PAYABLE

The Partnership holds permanent financing secured by a first deed of trust from a major insurance company on the Shaw Villa Shopping Center. The terms of the loan were as follows: Principal — $1,500,000; Interest Rate of 9.10% fixed for five years then may be adjusted on a one time basis as of the 5th anniversary date (December 1, 2001) to the weekly average of the five-year Treasury Note yield for the seventh week prior to the adjustment date plus 250 basis points, but in no event less than 9.10%, nor to exceed the maximum rate allowed by law; amortized over 20 years; due November 1, 2006; and current monthly payments of principal, interest and property taxes of $15,532. There was no adjustment to the interest rate as of December 31, 2001; therefore, the loan remained fixed at an interest rate of 9.10%. The fair value of the note approximated $972,798 based on current lending rates which approximate industry lending rate on this type of property at this location.

The aggregate annual future maturities at December 31, 2001 are as follows:

Years ending December 31,	Amount

2002	$44,002
2003	48,178
2004	52,750
2005	57,755
2006	1,126,095

Total	$1,328,780

NOTE 5—FUTURE MINIMUM RENTAL INCOME

As of December 31, 2001, future minimum rental income under existing leases, excluding month to month rental agreements, that have remaining noncancelable terms in excess of one year are as follows:

Years ending December 31,	Amount

2002	$261,743
2003	235,590
2004	215,613
2005	212,473
2006	170,753
Thereafter	711,471

Total	$1,807,643

Future minimum rental income does not include lease renewals or new leases that may result after a noncancelable-lease expires.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS

NOTE 6—RELATED PARTY TRANSACTIONS

(a)  In accordance with the partnership agreement, compensation earned by or services reimbursed to the General Partner consisted of the following:

	Year ended December 31,

	2001	2000	1999

Partnership management fees	$—	$—	$21,771
Administrative services:
Data processing	4,800	4,800	4,044
Postage	2,500	2,500	1,802
Investor processing	1,875	1,875	1,900
Investor Communications	1,475	1,475	1,144
Duplication	900	900	600
Miscellaneous	450	450	241

	$12,000	$12,000	$31,502

(b)  Property management fees to West Coast Realty Management, Inc. (“WCRM”), an affiliate of the General Partner, were $17,001, $15,446 and $26,424 for 2001, 2000 and 1999.

(c)  An affiliate owned an 18.8% minority interest in the two office buildings which were sold in January 1999. Distributions of $288,871 and $17,800 for 1999 and 1998 were made to the affiliate in connection with the minority interest. The minority interest in net income was $95,089 and $6,841 for 1999 and 1998.

(d)  Related party accounts payable are as follows:

	December 31,

	2001	2000

West Coast Realty Advisors, Inc.	$1,000	$3,000
West Coast Realty Management, Inc.	1,196	3,875

	$2,196	$6,875

NOTE 7—NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, were as follows:

	Outstanding	Amount
Record Date Distribution	Units	Per Unit	Total

June 30, 2001	7,499	$5.00	$37,495
December 31, 2000	7,499	5.00	37,495

Total			$74,990

March 15, 2000	7,499	64.00	$479,936
July 31, 2000	7,499	4.00	29,996

Total			$509,932

February 28, 1999	7,499	20.50	$153,729
December 31, 1998	7,499	190.38	1,427,642

Total			$1,581,371

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)
NOTES TO FINANCIAL STATEMENTS

The Partnership pays distributions on a semi-annual basis and at the discretion of management. The semi-annual distributions include cash distributions for the previous six months of operations.

NOTE 8—SUBSEQUENT EVENTS

On February 28, 2002 the Partnership distributed $37,495 or $5.00 per Limited Partnership unit, payable to holders of units as of December 31, 2001.

On March 12, 2002 the Partnership sold the remaining property, the Shaw Villa Shopping Center in Clovis, California to an unaffiliated buyer for $2,800,000 and received cash and a note receivable for $560,000. The note, which is secured by a second trust deed, provides for interest only at 8% on the unpaid principal balance and matures on February 1, 2004 at which time the full balance is due and payable. The terms of the note receivable include a discount of $400,000 if the borrower prepays the note in full by February 15, 2003. The note payable secured by the Clovis property was paid-off at settlement. The gain on the sale after discounting the note receivable is approximately $36,000. Proceeds from the sale of the property will be distributed in the 2nd quarter of 2002.

The General Partner plans to liquidate the Partnership after the remaining notes receivable are liquidated. There is no assurance that the Partnership will be liquidated during 2002. The financial statements do not contain any adjustments that might result from the liquidation of the Partnership.

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

     Resumes of the General Partner’s principal officers and directors and a description of the General Partner are set forth in the following paragraphs. See description below.

WEST COAST REALTY ADVISORS, INC.

     West Coast Realty Advisors, Inc. (“WCRA”) is a California corporation formed on May 10, 1983 for the purpose of structuring real estate programs and to act as general partner of such programs. It is a subsidiary of Associated Financial Group, Inc.

     Neal Nakagiri (Born 1954) is a Director and President of West Coast Realty Advisors, Inc. Mr. Nakagiri is also President of Associated Financial Group, Inc., the parent company of the General Partner. He is also President for two other subsidiaries, Associated Securities Corp. and Associated Planners Investment Advisory, Inc. He joined the “Associated” group of companies in March 1985. He was Vice President of Compliance with Morgan, Olmstead, Kennedy & Gardner from 1984 to 1985, First Vice President and Director of Compliance with Jefferies and Co., Inc. from 1981 to 1984, Vice President and Director of Compliance at W & D Securities, Inc. from 1980 to 1983, and an Investigator with the National Association of Securities Dealers, Inc. from 1976 to 1980. He has a B.A. degree in Economics from UCLA (1976) and a J.D. from Loyola Law School of Los Angeles (1991). He is a member of the California Bar and the Compliance and Legal Division of the Securities Industry Association.

     James E. Prock (Born 1935) is a Director and Vice President of West Coast Realty Advisors, Inc. Mr. Prock has been President of West Coast Realty Management, Inc., a subsidiary of Associated Financial Group, Inc., since December 1991. From 1981 until he joined Associated, Mr. Prock was President of Keystate Properties, Inc., a real estate consulting and brokerage firm providing acquisition, development and disposition management services to owners of improved and unimproved properties. His career has included executive positions in the real estate and construction industries where he managed the nationwide real estate program of International Industries, Inc. (IHOP Corp.) and directed the construction of West Coast facilities for Gulf Oil Corporation. He also managed commercial and large-scale residential real estate development operations for several joint ventures (whose partners included Lear Siegler, Atlantic Richfield Company, The Boston Company, and Lehman Brothers) as well as for Newport National Corporation and the Bergheer Company. Mr. Prock has a BE in Civil Engineering degree and an MBA from the University of Southern California.

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

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (continued)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant was organized in November 1985 as a California Limited Partnership. Its General Partner is WCRA. The Registrant has no executive officers or directors. An officer of the General Partner made an original limited partnership contribution to the Partnership in November 1985, which was subsequently paid back to him in March 1988 when the Partnership met its minimum funding requirement. The General Partner and its affiliates are entitled to compensation from the Partnership for the following services rendered:

1. For Partnership management services rendered to the Partnership, the General Partner is entitled to receive up to 10% of all distributions of cash from operations. In addition the General Partner is entitled to reimbursement for certain public offering expenses, the cost of certain personnel employed in the organization of the Partnership, and certain administrative services performed by the General Partner. For the year ended December 31, 2001 the amount paid the General Partner was $13,383. On December 31, 2001 the Partnership was indebted to WCRA for $1,000, which was paid subsequent to year-end.

2. For property management services the General Partner engaged WCRM an affiliate of the General Partner. For the year ended December 31, 2001 WCRM earned property management fees of $17,001 from the Partnership. On December 31, 2001 the Partnership was indebted to WCRM for $1,196, which was paid subsequent to year-end.

3. For the year ended December 31, 2001 the General Partner received a 10% allocation of operating income before depreciation of $18,698 and a 1% allocation of depreciation expense of $696.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	FINANCIAL STATEMENTS

The following financial statements of Associated Planners Realty Income Fund, a California Limited Partnership, are included in Part II, Item 8:

		Page

	Report of Independent Certified Public Accountants	10

	Balance Sheets — December 31, 2001 and 2000	11

	Statements of Income for the years ended December 31, 2001, 2000, and 1999	12

	Statements of Partners’ Equity for the years ended December 31, 2001, 2000, and 1999	13

	Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999	14

	Summary of Accounting Policies	15-17

	Notes to Financial Statements	18-20

(c)	FINANCIAL STATEMENT SCHEDULES

	Schedule III—Real Estate and Accumulated Depreciation	27

	Schedule IV—Notes Receivable on Real Estate	28

	All other schedules have been omitted because they are either not required, not applicable, or the information has been otherwise supplied.

(b)	REPORTS ON FORM 8-K

None

(c)	EXHIBITS

None

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION	DECEMBER 31, 2001

Information required by Rule 12-28 is as follows

				Cost	Gross Amount at which
		Initial Cost		Capitalized	Carried at Close of Period
				Subsequent to
			Building and	Acquisition		Building and
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements

Shaw Villa Shopping Center Clovis, CA	1,368,968	657,924	551,066	1,645,230	878,646	1,975,574

Total	$1,368,968	$657,924	$551,066	$1,645,230	$878,646	$1,975,574

Table Continued

					Life (Years)
					on which
					Depreciation
					is Computed
			Year
	Total	Accumulated	Construction	Date	Building and
Description	Cost	Depreciation	Completed	Acquired	Improvements

Shaw Villa Shopping Center Clovis, CA	2,854,220	552,696	1978	1-87	31.5-40

Total	$2,854,220	$552,696

A reconciliation of cost for the years ending December 31, 1999, 2000, and 2001 follows:

Balance at January 01, 1999	$7,038,072
1999 Additions	—
1999 Dispositions	(1,567,329)

Balance at December 31, 1999	$5,470,743
2000 Additions	—
2000 Dispositions	(2,616,523)

Balance at December 31, 2000	$2,854,220
2001 Additions	—
2001 Dispositions	—

Balance at December 31, 2001	$2,854,220

A reconciliation of accumulated depreciation for the years ending December 31, 1999, 2000, and 2001 follows:

Balance at January 01, 1999	$1,431,410
1999 Depreciation	127,387
1999 Dispositions	(473,537)

Balance at December 31, 1999	$1,085,260
2000 Depreciation	74,236
2000 Dispositions	(676,424)

Balance at December 31, 2000	$483,072
2001 Depreciation	69,624
2001 Dispositions	—

Balance at December 31, 2001	$552,696

SCHEDULE IV — NOTE RECEIVABLE ON REAL ESTATE	DECEMBER 31, 2001

Information required by Rule 12-29 is as follows

		Final	Period				Delinquent
	Interest	Maturity	Payment	Prior	Face	Carrying	Principal/
Description	Rate	Date	Terms	Liens	Amount	Amount	Interest

Simi Valley, CA	6.0%	2/04/2004	Monthly principal and interest of $10,492, balloon payment due 2/2004	None	$1,750,000	$1,602,848	None

     A reconciliation of the note receivable for the years ended December 31, 2000, and 2001 as follows

Balance at January 1, 2000	$0
Simi Valley loan funded February 4, 2000	1,750,000
2000 Paydowns	(54,366)

Balance at December 31, 2000	$1,695,634
2001 Paydowns	(92,786)

Balance at December 31, 2001	$1,602,848

SIGNATURES

     Pursuant to the requirements of the 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED PLANNERS REALTY FUND
A California Limited Partnership
(Registrant

By: WEST COAST REALTY ADVISORS, INC. (A General Partner))

/s/ Neal E. Nakagiri	NEAL E. NAKAGIRI (President)

/s/ John R. Lindsey	JOHN R. LINDSEY (Vice President/Treasurer)

Date: March 30, 2002