Form 10-Q
period 2002-03-31
ASSOCIATED PLANNERS REALTY FUND
filed 2002-05-15
CIK 785791

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

ASSOCIATED PLANNERS REALTY FUND

INDEX

PART I — FINANCIAL INFORMATION

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENT OF NET ASSETS IN LIQUIDATION

March 31, 2002

(Unaudited)
ASSETS
Cash and cash equivalents	$1,113,704
Notes receivable (Note 3)	1,738,770
Other assets	3,275

TOTAL ASSETS IN LIQUIDATION	$2,855,749
LIABILITIES
Accounts payable:	$32,224
Related party (Note 4(d))	4,592

TOTAL LIABILITIES IN LIQUIDATION	$36,816

NET ASSETS IN LIQUIDATION	$2,818,933

PARTNERS’ EQUITY
Limited partners:
$1,000 stated value per unit — authorized 7,500 units; issued and outstanding 7,499	$2,655,361
General partner	163,572

TOTAL PARTNERS’ EQUITY	$2,818,933

See accompanying notes to financial statements

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)
BALANCE SHEET

December 31, 2001

(Audited)
ASSETS
Rental real estate held for sale, less accumulated depreciation (Note 2)	$2,301,524
Cash and cash equivalents	257,554
Notes receivable (Note 3)	1,602,848
Other assets	21,443

TOTAL ASSETS	$4,183,369
LIABILITIES AND PARTNERS’ EQUITY
LIABILITIES
Accounts payable:
Trade	$30,000
Related party (Note 4(d))	2,196
Note payable	1,328,780
Security deposits and prepaid rent	12,399
Other liabilities	11,755

TOTAL LIABILITIES	1,385,130
PARTNERS’ EQUITY
Limited partners:
$1,000 stated value per unit — authorized 7,500 units; issued and outstanding 7,499	2,643,243
General partner	154,996

TOTAL PARTNERS’ EQUITY	2,798,239

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$4,183,369

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENTS OF PARTNERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2002
(UNAUDITED)

			Limited Partners	General
	Total	Units	Amount	Partner

BALANCE AT DECEMBER 31, 2001	$2,798,239	7,499	$2,643,243	$154,996
Net income	58,189	—	49,613	8,576
Distributions to limited partners	(37,495)	—	(37,495)	—

BALANCE AT MARCH 31, 2002	$2,818,933	7,499	$2,655,361	$163,572

THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

			Limited Partners	General
	Total	Units	Amount	Partner

BALANCE AT DECEMBER 31, 2000	$2,755,861	7,499	$2,618,867	$136,994
Net income	25,536	—	21,416	4,120
Distributions to limited partners	(37,495)	—	(37,495)	—

BALANCE AT MARCH 31, 2001	$2,743,902	7,499	$2,602,788	$141,114

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENTS OF INCOME

	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

	(Unaudited)	(Unaudited)
REVENUES
Rental (Note 2)	$67,264	$90,553
Gain on sale of property (Note 2)	36,324	—
Interest	24,926	26,325

	128,514	116,878

COSTS AND EXPENSES
Operating	16,361	11,005
Property taxes	2,945	5,776
Property management fees (Note 4(c))	3,321	4,310
General and administrative	13,564	21,848
Depreciation and amortization	10,446	17,406
Interest expense	23,688	30,997

	70,325	91,342

NET INCOME	$58,189	$25,536

NET INCOME PER LIMITED PARTNERSHIP UNIT (Note 5)	$6.62	$2.86

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

	(Unaudited)	(Unaudited)
INCREASE IN CASH AND CASH EQUIVALENTS
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$58,189	$25,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,446	17,406
Gain on sale of property	(36,324)	—
Increase (decrease) from changes in:
Other assets	(4,996)	(7,865)
Accounts payable	4,620	8,149
Security deposits and prepaid rent	(1,692)	(827)
Other liabilities	(4,180)	5,701

NET CASH PROVIDED BY OPERATING ACTIVITIES	26,063	48,100

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Proceeds from sale of rental real estate	2,172,284	—
Principal payments from notes receivable	24,078	22,679

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,196,362	22,679

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of note payable	(1,328,780)	(9,708)
Distributions to limited partners	(37,495)	(37,495)

NET CASH USED IN FINANCING ACTIVITIES	(1,366,275)	(47,203)

NET INCREASE IN CASH AND CASH EQUIVALENTS	856,150	23,576

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	257,554	113,192

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,113,704	$136,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$33,765	$31,071
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITY:
Note Receivable issued in sale of real estate	$160,000	—

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

BASIS OF PRESENTATION

In connection with the sale of the Partnership’s last property, the Partnership adopted the liquidation basis of accounting effective March 31, 2002. Under this basis of accounting assets and liabilities are stated at their estimated net realizable value.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to Partners’ equity except those due to investments by owners and distribution to owners. The Partnership does not have any components of comprehensive income for each of the three months ended March 31, 2002 and 2001.

NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the limited partners share of net income by the weighted average number of limited partnership units outstanding for the period.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2001

NOTE 1 — PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the “Partnership”), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Partnership’s audited financial statements and notes for the fiscal year ended December 31, 2001.

NOTE 2 — RENTAL REAL ESTATE HELD FOR SALE

On March 12, 2002 the Partnership sold its remaining property, the Shaw Villa Shopping Center in Clovis, California to an unaffiliated buyer for $2,800,000 and received cash and a note receivable for $560,000. (See Note 3.) The note payable secured by the Clovis property was paid-off at settlement. The gain on the sale after discounting the note receivable was $36,324.

A significant portion of the Partnership’s rental revenue was earned from tenants whose individual rents represent more than 10% of total rental revenue. Specifically, three tenants accounted for 53%, 14% and 11%, respectively, for the three months ended March 31, 2002. Three tenants accounted for 50%, 13% and 11%, respectively, for the three months ended March 31, 2001.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2001 (continued)

NOTE 3 — NOTES RECEIVABLE

On February 4, 2000, the Partnership sold its property located in the Simi Valley of California to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The note, which is secured by the property sold, provides for interest at 6% and monthly payments of principal and interest of $10,492. The note matures on February 4, 2004 and all remaining amounts of principal and interest are due on that date. The receivable balance was $1,578,770 as of March 31, 2002.

On March 12, 2002 the Partnership sold the Shaw Villa Shopping Center in Clovis, California for $2,800,000 and received cash and a note receivable for $560,000. The note, which was secured by a second trust deed, provided for interest only at 8% on the unpaid principal balance and matures on February 1, 2004 at which time the full balance was due. The terms of the note receivable included a discount of $400,000 if the borrower prepaid the note in full by February 15, 2003. Due to the substantial incentive for the borrower to pay the note off prior to that date the note receivable was recorded on the books of the Partnership at the discounted receivable balance of $160,000 as of March 31, 2002.

NOTE 4 — RELATED PARTY TRANSACTIONS

(a)  For management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $0 for the three months ended March 31, 2002 and March 31, 2001.

(b)  For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the three months ended March 31, 2002 and March 31, 2001.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2001 (continued)

NOTE 4 — RELATED PARTY TRANSACTIONS (continued)

(c)  Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $3,321 for the three months ended March 31, 2002 and $4,310 for the three months ended March 31, 2001.

(d)  Related party accounts payable are as follows:

	March 31,	December 31,
	2002	2001

West Coast Realty Advisors, Inc.	$4,000	$1,000
West Coast Realty Management, Inc.	592	1,196

	$4,592	$2,196

NOTE 5 — NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 2002 and 2001.

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, for the period January 1, 2001 through March 31, 2002 were as follows:

		Outstanding	Amount	Total
Record Date	Distribution Date	Units	Per Unit	Distribution

December 31, 2001	February 28, 2002	7,499	$5.00	$37,495
June 30, 2001	August 3, 2001	7,499	5.00	37,495
December 31, 2000	February 15, 2001	7,499	5.00	37,495

Total				$112,485

NOTE 6 — LIQUIDATION OF PARTNERSHIP

The General Partner plans to liquidate the Partnership after the remaining notes receivable are collected. There is no assurance that the Partnership will be liquidated during 2002.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2001 (continued)

NOTE 7 — SUBSEQUENT EVENTS

On April 19, 2002 the note secured by deed of trust received in connection with the sale of the Shaw Valley Shopping Center was paid-off for the discounted balance of $160,000 with interest on that balance through the pay-off date.

On April 30, 2002 the Partnership made a special distribution for the proceeds from the sale of the Shaw Valley Shopping Center. The total distribution was $989,868 or $132.00 per Limited Partnership unit, payable to holders of units as of March 31, 2002.

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

Results of Operations — Three months ended March 31, 2002 vs. three months ended March 31, 2001

Operations for the quarter ended March 31, 2002, reflect the operations of the Partnership’s remaining property Shaw Villa Shopping Center through the date of its sale on March 12, 2002. In contrast the quarter ending March 31, 2001 include a full three months of operations for the property.

Net income for the quarter ended March 31, 2002 of $58,189 was higher than the net income for the quarter ended March 31, 2001 of $25,536 primarily as a result of the $36,324 gain on sale of the Shaw Valley Shopping Center in March 2002.

Rental revenue of $67,264 for the quarter ended March 31, 2002 decreased $23,289 (25.72%) from the quarter ended March 31, 2001 due to the sale of the Shaw Villa Shopping Center on March 12, 2002.

Operating expenses increased $5,356 (48.67%) for the quarter ending March 31, 2002, compared to the quarter ending March 31, 2001 primarily due to heating and air-conditioning repairs at the Shaw Valley Shopping Center. General and administrative expenses decreased $8,284 (37.92%) for the quarter ending March 31, 2002, compared to the quarter ending March 31, 2001, due to legal expenses incurred in the three months ending March 2001. Depreciation and amortization expense decreased $6,960 (39.99%) due to the sale of the Shaw Valley Shopping Center March 12, 2002. Interest expense decreased $7,309 (23.58%) for the quarter ending March 31, 2002, compared to the quarter ending March 31, 2001, due to the pay-off of the note payable secured by the Clovis property on March 12, 2002.

The Partnership generated $32,311 in income from operations before depreciation expense of $10,446 and gain on sale of $36,324 for the quarter ended March 31, 2002. In contrast cash basis income for the quarter ended March 31, 2001 was $42,942 before depreciation expense of $17,406. Net income per limited partnership unit for the quarter increased from $2.86 in 2001 to $6.62 in 2002 primarily due to the gain on sale of the Shaw Valley Shopping Center in March 2002. The number of limited partnership units outstanding in each quarter was 7,499.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

During the three months ended March 31, 2002, the Partnership made distributions to the limited partners totaling $37,495 none of which constituted a return of capital. During the three months ended March 31, 2001, the Partnership made distributions to the limited partners totaling $37,495 of which $16,079 constituted a return of capital. Proceeds from the sale of the Shaw Valley Shopping Center were distributed in a special cash distribution to holders of units as of March 31, 2002 in April 2002. Management uses cash as its primary measure of the Partnership’s liquidity. The amount of cash that represents adequate liquidity for a real estate limited partnership, in the short-term and long-term, depends on several factors. Among them are:

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

The second factor relates to the condition of the Partnership’s property. As of March 12, 2002, the Partnership had sold its last remaining property.

The third factor relates to life cycle. The Partnership completed its funding, acquisition and operating stages of properties in previous years. The Partnership is currently in the liquidation stage.

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

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (continued)

Slowdowns in the economy, inflation and changing prices have had a nominal effect on the Partnership’s revenues and income from continuing operations. During the fourteen years of the Partnership’s existence, inflationary pressures in the U.S. economy have been minimal, and this has been consistent with the experience of the Partnership in operating rental real estate in California.

The Partnership sold its remaining property, the Shaw Villa Shopping Center, on March 12, 2002. The note receivable taken in connection with this sale was paid-off on April 19, 2002 and the proceeds from the sale were distributed to the limited partners on April 30, 2002. When the note receivable taken in connection with the sale of the Simi Valley property is liquidated, the net proceeds will be distributed to the limited and general partners in accordance with the partnership agreement, and the partnership will then be terminated and dissolved. There is no assurance that the partnership will be liquidated during 2002.

Cash Flows — Three months ended March 31, 2002 vs. three months ended March 31, 2001

Cash resources increased $856,150 during the three months ended March 31, 2002 compared to a $23,576 increase in cash resources for the three months ended March 31, 2001. The three months ended March 31, 2002 provided $26,063 in cash from operating activities with the largest contributors being $58,189 in net income and $10,446 in depreciation, partially offset by $36,324 resulting from the gain on the sale of the Shaw Valley Shopping Center. In contrast, the three months ended March 31, 2001 provided $48,100 in cash from operating activities due primarily to $25,536 in net income and $17,406 in depreciation. Investing activities resulted in a $2,196,362 increase in cash resources during the three months ending March 31, 2002, due to proceeds from the sale of the Shaw Valley Shopping Center of $2,172,284 and $24,078 of principal repayments on the note receivable taken in connection with the sale of the Simi Valley property. Investing activities resulted in a $22,679 increase in cash resources during the three months ended March 31, 2001 due to principal repayments on the note receivable. For the three months ended March 31, 2002 financing activities used $1,366,275 due to repayments on the note payable secured by the Shaw Valley Shopping Center of $1,328,780 and distributions to limited partners totaling $37,495. Cash used in financing activities of $47,203 due to $9,708 in principal repayments on the note payable and $37,495 in distributions to the limited partners during the three months ended March 31, 2001.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

PART II

OTHER INFORMATION

ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Information required under this section has been included in the financial statements.

(b)	Reports on Form 8-K

None

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED PLANNERS REALTY FUND
A California Limited Partnership
(Registrant)

	By:	WEST COAST REALTY ADVISORS, INC.
(A General Partner)

/s/ Neal E. Nakagiri		NEAL E. NAKAGIRI (President)

/s/ John R. Lindsey		JOHN R. LINDSEY (Vice President/Treasurer)

Date: March 25, 2002