Form 10-Q
period 2002-06-30
ASSOCIATED PLANNERS REALTY FUND
filed 2002-08-14
CIK 785791

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

ASSOCIATED PLANNERS REALTY FUND

INDEX

PART I — FINANCIAL INFORMATION

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENT OF NET ASSETS IN LIQUIDATION
AND PARTNERS’ EQUITY

June 30, 2002

(Unaudited)
ASSETS
Cash and cash equivalents	$302,511
Note receivable (Note 3)	1,554,330

TOTAL ASSETS IN LIQUIDATION	1,856,841
LIABILITIES
Accounts payable	23,075
Related party (Note 4(d))	3,000

TOTAL LIABILITIES IN LIQUIDATION	26,075

NET ASSETS IN LIQUIDATION	$1,830,766

PARTNERS’ EQUITY
Limited partners:
$1,000 stated value per unit — authorized 7,500 units; issued and outstanding 7,499	$1,667,024
General partner	163,742

TOTAL PARTNERS’ EQUITY	$1,830,766

See accompanying notes to financial statements

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

BALANCE SHEET

December 31, 2001

(Audited)
ASSETS
Rental real estate held for sale, less accumulated depreciation (Note 2)	$2,301,524
Cash and cash equivalents	257,554
Note receivable (Note 3)	1,602,848
Other assets	21,443

TOTAL ASSETS	$4,183,369
LIABILITIES AND PARTNERS’ EQUITY
LIABILITIES
Accounts payable:
Trade	$30,000
Related party (Note 4(d))	2,196
Note payable	1,328,780
Security deposits and prepaid rent	12,399
Other liabilities	11,755

TOTAL LIABILITIES	1,385,130
PARTNERS’ EQUITY
Limited partners:
$1,000 stated value per unit — authorized 7,500 units; issued and outstanding 7,499	2,643,243
General partner	154,996

TOTAL PARTNERS’ EQUITY	2,798,239

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$4,183,369

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
FOR THE PERIOD FROM APRIL 1, 2002 THROUGH JUNE 30, 2002
(UNAUDITED)

Interest income	$25,842
General and administrative expenses	24,141

Net income for the period	1,701
Net assets at March 31, 2002	2,818,933
Less: Distributions	989,868

Net assets at June 30, 2002	$1,830,766

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENT OF INCOME

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

	(Unaudited)	(Unaudited)
REVENUES
Rental (Note 2)	$89,899	$180,452
Interest	26,114	52,439

	116,013	232,891

COSTS AND EXPENSES
Operating	6,255	17,260
Property taxes	5,817	11,593
Property management fees (Note 4(c))	4,444	8,754
General and administrative	16,709	38,557
Depreciation and amortization	17,406	34,812
Interest expense	30,773	61,770

	81,404	172,746

NET INCOME	$34,609	$60,145

NET INCOME PER LIMITED PARTNERSHIP UNIT (Note 5)	$3.94	$6.80

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENT OF PARTNERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

			Limited Partners	General
	Total	Units	Amount	Partner

BALANCE AT DECEMBER 31, 2000	$2,755,861	7,499	$2,618,867	$136,994
Net income	60,145	—	50,998	9,147
Distributions to limited partners	(37,495)	—	(37,495)	—

BALANCE AT JUNE 30, 2001	$2,778,511	7,499	$2,632,370	$146,141

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENT OF CASH FLOWS

Six Months
Ended
June 30, 2001

(Unaudited)
INCREASE IN CASH AND CASH EQUIVALENTS
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$60,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,812
Increase (decrease) from changes in:
Other assets	(8,590)
Accounts payable	(12,720)
Security deposits and prepaid rent	2,261
Other liabilities	(58)

NET CASH PROVIDED BY OPERATING ACTIVITIES	75,850

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Principal payments from notes receivable	45,699

NET CASH PROVIDED BY INVESTING ACTIVITIES	45,699

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of note payable	(19,639)
Distributions to limited partners	(37,495)

NET CASH USED IN FINANCING ACTIVITIES	(57,134)

NET INCREASE IN CASH AND CASH EQUIVALENTS	64,415
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,192

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$61,919

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

STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Partnership considers cash in the bank and all highly liquid investments purchased with original maturities of three months or less, to be cash and cash equivalents.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to Partners’ equity except those due to investments by owners and distribution to owners. The Partnership does not have any components of comprehensive income for the three or six months ended June 30, 2001.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

SUMMARY OF ACCOUNTING POLICIES

NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the limited partners share of net income by the weighted average number of limited partnership units outstanding for the period.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Partnership’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Partnership will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2001

NOTE 1 — PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the “Partnership”), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the three and six months ended June 30, 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Partnership’s audited financial statements and notes for the fiscal year ended December 31, 2001.

NOTE 2 — RENTAL REAL ESTATE HELD FOR SALE

On March 12, 2002 the Partnership sold its remaining property, the Shaw Villa Shopping Center in Clovis, California to an unaffiliated buyer for $2,800,000 and received cash and a note receivable for $560,000. The note payable secured by the Clovis property was paid-off at settlement. The terms of the note receivable included a discount of $400,000 if the borrower prepaid the note in full by February 15, 2003. The note receivable was paid-off at the discounted balance of $160,000 on April 19, 2002. The gain on the sale after discounting the note receivable was $36,324.

A significant portion of the Partnership’s rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue. Three tenants accounted for 50%, 13% and 11%, respectively, for the six months ended June 30, 2001. There was no rental revenue for the three months ended June 30, 2002 because the Partnership did not own any properties during that period.

NOTE 3 — NOTE RECEIVABLE

On February 4, 2000, the Partnership sold its property located in the Simi Valley of California to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The note, which is secured by the property sold, provides for interest at 6% and monthly payments of principal and interest of $10,492. The note matures on February 4, 2004 and all remaining amounts of principal and interest are due on that date. The receivable balance was $1,554,330 as of June 30, 2002.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2001 (continued)

NOTE 4 — RELATED PARTY TRANSACTIONS

(a)  For management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $0 for the three months ended June 30, 2002 and $0 for the three and six month periods ended June 30, 2001.

(b)  For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 for the quarter ended June 30, 2002 and $3,000 and $6,000 for the three and six months ended June 30, 2001, respectively.

(c)  Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $0 for the quarter ended June 30, 2002 and $4,444 and $8,754 for the three and six months ended June 30, 2001, respectively.

(d)  Related party accounts payable are as follows:

	June 30,	December 31,
	2002	2001

West Coast Realty Advisors, Inc.	$3,000	$1,000
West Coast Realty Management, Inc.	—	1,196

	$3,000	$2,196

NOTE 5 — NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 2002 and 2001.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2001 (continued)

NOTE 5 — NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT (continued)

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, for the period January 1, 2001 through June 30, 2002 were as follows:

		Outstanding	Amount	Total
Record Date	Distribution Date	Units	Per Unit	Distribution

March 31, 2002	April 30, 2002	7,499	$132.00	$989,868
December 31, 2001	February 28, 2002	7,499	5.00	37,495
June 30, 2001	August 3, 2001	7,499	5.00	37,495
December 31, 2000	February 15, 2001	7,499	5.00	37,495

Total				$1,102,353

NOTE 6 — LIQUIDATION OF PARTNERSHIP

The General Partner plans to liquidate the Partnership after the remaining note receivable is collected. There is no assurance that the Partnership will be liquidated during 2002.

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

The Partnership’s principal investment objectives were to invest in rental real estate properties, which would:

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

Results of Operations

Comparisons of operations for the three months ended June 30, 2002 to the corresponding period of the prior fiscal year are not meaningful due to the sale of the Partnership’s last remaining property. As discussed in the Summary of Accounting Policies located in the financial statements, the Partnership is no longer engaged in the conduct of business and operates for the sole purpose of liquidating its assets. Since March 31, 2002 the Partnership’s financial statements have been reported in accordance with the liquidation basis of accounting.

Liquidity and Capital Resources

During the six months ended June 30, 2002, the Partnership made distributions to the limited partners totaling $1,027,363, of which $976,219 constituted a return of capital. Proceeds from the sale of the Shaw Villa Shopping Center were distributed in a special cash distribution to holders of units as of March 31, 2002 in April 2002. During the six months ended June 30, 2001, the Partnership made distributions to the limited partners totaling $37,495 of which $16,079 constituted a return of capital. Management uses cash as its primary measure of the Partnership’s liquidity.

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

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Information required under this section has been included in the financial statements.

Number	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K

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

Date: August 14, 2002