Form 10-Q
period 2002-09-30
ASSOCIATED PLANNERS REALTY FUND
filed 2002-11-14
CIK 785791

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2002

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

ASSOCIATED PLANNERS REALTY FUND

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENT OF NET ASSETS IN LIQUIDATION
AND PARTNERS’ EQUITY

September 30, 2002
(Unaudited)

ASSETS
Cash and cash equivalents	$268,132
Note receivable (Notes 3 and 6)	1,529,522

TOTAL ASSETS IN LIQUIDATION	1,797,654
LIABILITIES
Accounts payable	24,388
Related party (Note 4(d))	2,000

TOTAL LIABILITIES IN LIQUIDATION	26,388

NET ASSETS IN LIQUIDATION	$1,771,266

PARTNERS’ EQUITY
Limited partners:
$1,000 stated value per unit — authorized 7,500 units; issued and outstanding 7,499	$1,656,974
General partner	114,292

TOTAL PARTNERS’ EQUITY	$1,771,266

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

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	September 30, 2002	September 30, 2002
	(Unaudited)	(Unaudited)

Interest income	$24,105	$49,947
General and administrative expenses	18,607	42,748

Net income for the period	5,498	7,199
Net assets at beginning of period	1,830,766	2,818,933
Less: Distributions	64,998	1,054,866

Net assets at September 30, 2002	$1,771,266	$1,771,266

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENTS OF INCOME

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001
	(Unaudited)	(Unaudited)

REVENUES
Rental (Note 2)	$88,087	$268,539
Interest	25,968	78,407

	114,055	346,946

COSTS AND EXPENSES
Operating	6,177	23,437
Property taxes	5,817	17,410
Property management fees (Note 4(c))	4,251	13,005
General and administrative	18,814	57,371
Depreciation	17,406	52,218
Interest expense	30,544	92,314

	83,009	255,755

NET INCOME	$31,046	$91,191

NET INCOME PER LIMITED PARTNERSHIP UNIT (Note 5)	$3.52	$10.32

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENT OF PARTNERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)

			Limited Partners	General
	Total	Units	Amount	Partner

BALANCE AT DECEMBER 31, 2000	$2,755,861	7,499	$2,618,867	$136,994
Net income	91,191	—	77,373	13,818
Distributions to limited partners	(74,990)	—	(74,990)	—

BALANCE AT SEPTEMBER 30, 2001	$2,772,062	7,499	$2,621,250	$150,812

See accompanying notes to financial statements.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

STATEMENT OF CASH FLOWS

Nine Months
Ended
September 30, 2001
(Unaudited)

INCREASE IN CASH AND CASH EQUIVALENTS
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$91,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,218
Increase (decrease) from changes in:
Other assets	(15,682)
Accounts payable	1,705
Security deposits and prepaid rent	2,379
Other liabilities	5,583

NET CASH PROVIDED BY OPERATING ACTIVITIES	137,394

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Principal payments from notes receivable	69,067

NET CASH PROVIDED BY INVESTING ACTIVITIES	69,067

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of note payable	(29,797)
Distributions to limited partners	(74,990)

NET CASH USED IN FINANCING ACTIVITIES	(104,787)

NET INCREASE IN CASH AND CASH EQUIVALENTS	101,674
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,192

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$214,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$92,540

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”) establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to Partners’ equity except those due to investments by owners and distribution to owners. The Partnership does not have any components of comprehensive income for the three or nine months ended September 30, 2001.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

SUMMARY OF ACCOUNTING POLICIES

NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is calculated by dividing the limited partners share of net income by the weighted average number of limited partnership units outstanding for the period.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2001

NOTE 1 — PRESENTATION OF INTERIM INFORMATION

In the opinion of the General Partner of Associated Planners Realty Fund (the “Partnership”), the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three and nine months ended September 30, 2001. Interim results are not necessarily indicative of results for a full year.

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

A significant portion of the Partnership’s rental revenue was earned from tenants whose individual rents represented more than 10% of total rental revenue. Three tenants accounted for 50%, 13% and 11%, respectively, for the nine months ended September 30, 2001. There was no rental revenue for the three or six month periods ended September 30, 2002 because the Partnership did not own any properties during those periods.

NOTE 3 — NOTE RECEIVABLE

On February 4, 2000, the Partnership sold its property located in the Simi Valley of California to an unaffiliated buyer for $2,350,000 and received cash and a note receivable for $1,750,000. The note, which is secured by the property sold, provides for interest at 6% and monthly payments of principal and interest of $10,492. The note matures on February 4, 2004 and all remaining amounts of principal and interest are due on that date. The receivable balance was $1,529,522 as of September 30, 2002. On November 1, 2002 Associated Planners Realty Fund received pay-off proceeds on the Simi Valley note receivable. The principal balance of the note at the time of the pay-off was $1,521,169. See Note 6.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2001 (continued)

NOTE 4 — RELATED PARTY TRANSACTIONS

(a)  For management services rendered to the Partnership, the General Partner is entitled to receive 10% of all distributions of cash from operations. These amounts totaled $50,000 for the three and six month periods ended September 30, 2002 and $0 for the three and nine month periods ended September 30, 2001.

(b)  For administrative services provided to the Partnership, the General Partner is entitled to reimbursement for the cost of certain personnel and relevant expenses. These amounts totaled $3,000 and $6,000 for the three and six months ended September 30, 2002 and $3,000 and $9,000 for the three and nine months ended September 30, 2001, respectively.

(c)  Property management fees incurred, in accordance with the Partnership Agreement, to West Coast Realty Management, Inc., an affiliate of the corporate General Partner, totaled $0 for the three and six months ended September 30, 2002 and $4,250 and $13,005 for the three and nine months ended September 30, 2001, respectively.

(d)  Related party accounts payable are as follows:

	September 30,	December 31,
	2002	2001

West Coast Realty Advisors, Inc.	$2,000	$1,000
West Coast Realty Management, Inc.	—	1,196

	$2,000	$2,196

NOTE 5 — NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

The Net Income per Limited Partnership Unit was computed in accordance with the partnership agreement using the weighted average number of outstanding limited partnership units of 7,499 for 2002 and 2001.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)
AND YEAR ENDED DECEMBER 31, 2001 (continued)

NOTE 5 — NET INCOME AND CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT (continued)

The Limited Partner cash distributions, computed in accordance with the Partnership Agreement, for the period January 1, 2001 through September 30, 2002 were as follows:

		Outstanding	Amount	Total
Record Date	Distribution Date	Units	Per Unit	Distribution

June 30, 2002	August 23, 2002	7,499	$2.00	$14,998
March 31, 2002	April 30, 2002	7,499	132.00	989,868
December 31, 2001	February 28, 2002	7,499	5.00	37,495
June 30, 2001	August 3, 2001	7,499	5.00	37,495
December 31, 2000	February 15, 2001	7,499	5.00	37,495

Total				$1,117,351

NOTE 6 — SUBSEQUENT EVENT

On November 1, 2002 Associated Planners Realty Fund received pay-off proceeds on the Simi Valley note receivable. The principal balance of the note at the time of the pay-off was $1,521,169. As of that date the only remaining assets of the Partnership consisted of cash and cash equivalents. Proceeds from the payoff of the note will be distributed in November or December of 2002. When all remaining funds have been distributed to the limited and general partners in accordance with the partnership agreement the Partnership will be terminated and dissolved. There is no assurance that the Partnership will be liquidated during 2002.

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

Results of Operations

Comparisons of operations for the three and nine month periods ended September 30, 2002 to the corresponding periods of the prior fiscal year are not meaningful due to the sale of the Partnership’s last remaining property. As discussed in the Summary of Accounting Policies located in the financial statements, the Partnership is no longer engaged in the conduct of business and operates for the sole purpose of liquidating its assets. Since March 31, 2002 the Partnership’s financial statements have been reported in accordance with the liquidation basis of accounting.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, the Partnership made distributions to the limited partners totaling $1,042,361, of which $986,269 constituted a return of capital. Proceeds from the sale of the Shaw Villa Shopping Center were distributed in a special cash distribution to holders of units as of March 31, 2002 in April 2002. During the nine months ended September 30, 2001, the Partnership made distributions to the limited partners totaling $74,990 none of which constituted a return of capital. Management uses cash as its primary measure of the Partnership’s liquidity.

The Partnership sold its remaining property, the Shaw Villa Shopping Center, on March 12, 2002. The note receivable taken in connection with this sale was paid-off on April 19, 2002 and the proceeds from the sale were distributed to the limited partners on April 30, 2002. On November 1, 2002 Associated Planners Realty Fund received pay-off proceeds on the Simi Valley note receivable. The principal balance of the note at the time of the pay-off was $1,521,169. As of that date the only remaining assets of the Partnership consisted of cash and cash equivalents. Proceeds from the payoff of the note will be distributed in November or December of 2002. When all remaining funds have been distributed to the limited and general partners in accordance with the partnership agreement the Partnership will be terminated and dissolved. There is no assurance that the Partnership will be liquidated during 2002.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this Quarterly Report on Form 10Q we carried out an evaluation under the supervision and with the participation of our management, including the President and Vice President/Treasurer of West Coast Realty Advisors, General Partner of Associated Planners Realty Fund, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, our President and Vice President/Treasurer have concluded that our current disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other actors that could significantly affect internal controls subsequent to the date of the evaluation by our President and Vice President/Treasurer.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

PART II

O T H E R     I N F O R M A T I O N

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Information required under this section has been included in the financial statements.

(b) Reports on Form 8-K
None

Number	Description

99.1 99.2	Section 906 Certification of President of General Partner Section 906 Certification of Vice President/Treasurer of General Partner

ASSOCIATED PLANNERS REALTY FUND
(A CALIFORNIA LIMITED PARTNERSHIP)

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSOCIATED PLANNERS REALTY FUND
A California Limited Partnership
(Registrant)

By: WEST COAST REALTY ADVISORS, INC. (A General Partner)

/s/ Neal E. Nakagiri	NEAL E. NAKAGIRI (President)

/s/ John R. Lindsey	JOHN R. LINDSEY (Vice President/Treasurer)

Date: November 14, 2002

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Neal E. Nakagiri, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Associated Planners Realty Fund;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ NEAL E. NAKAGIRI

Neal E. Nakagiri, President, West Coast Realty Advisors, Inc. (A General Partner)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, John R. Lindsey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Associated Planners Realty Fund;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ JOHN R. LINDSEY

John R. Lindsey, Vice President/Treasurer, West Coast Realty Advisors, Inc. (A General Partner)